Form 10-K
period 2024-12-31
Inuvo, Inc.
filed 2025-02-27
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Securities registered pursuant to Section 12(b) of the Act:

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

The aggregate market value of the outstanding common stock held by non-affiliates computed by reference to the price at which the common equity was last sold on June 28, 2024 (the last business day of the registrant’s most recently completed second quarter), as reported on the NYSE American, was approximately $33.7 million.

As of February 21, 2025, there were 142,795,483 shares of common stock of the registrant outstanding, net of shares of common stock held by a subsidiary.

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

The information required by Part III of this annual report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this annual report relates.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "will," "should," "intend," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our risks associated with:

•	a decline in general economic conditions;
•	decreased market demand for our products and services;
•	customer revenue concentration;
•	risks associated with customer collections;
•	seasonality impacts on financial results and cash availability;
•	dependence on advertising suppliers;
•	the ability to acquire traffic in a profitable manner;
•	failure to keep pace with technological changes;
•	interruptions within our information technology infrastructure;
•	dependence on key personnel;
•	regulatory and legal uncertainties;
•	failure to comply with privacy and data security laws and regulations;
•	third party infringement claims;
•	publishers who could fabricate fraudulent clicks;
•	the ability to continue to meet the NYSE American listing standards;
•	the impact of quarterly results on our common stock price;
•	dilution to our stockholders upon the vesting of outstanding restricted stock unit grants and warrants; and
•	our ability to identify, finance, complete and successfully integrate future acquisitions.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms "Inuvo," the “Company,” "we," "us," "our" and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “2023” means the fiscal year ended December 31, 2023, "2024" means the fiscal year ended December 31, 2024, and “2025” means the fiscal year ending December 31, 2025. The information which appears on our corporate website at www.inuvo.com and our social media platforms is not part of this report.

PART I

ITEM 1. BUSINESS.

Company Overview

Inuvo is a leading advertising technology and services business that has successfully developed and commercialized large language generative artificial intelligence that can discover and target digital audiences instantly without having to track consumers around the internet. Inuvo’s innovative technology positions it as a leader within the advertising industry, offering a valuable solution to marketers seeking to navigate the evolving landscape of consumer privacy. Rather than targeting people, the artificial intelligence (AI) targets the reasons behind why people are interested in products, services and brands.

Inuvo’s primary mission is to disrupt the advertising industry with its proprietary and patented artificial intelligence, a technology capable of identifying and targeting audiences without using a consumer’s identity or data. The AI, marketed as IntentKey was designed to replace the consumer data, analytics, segmentation and lookalike modeling technologies that have traditionally served the advertising industry as it transitions to a new paradigm where targeting based on a consumer’s identity and data are no longer possible due to the legislative and technological changes occurring.

The advertising industry Inuvo serves is going through an unprecedented change, the likes of which has never ensued with the potential to disrupt hundreds of billions in annual worldwide digital media spend that supports the internet. The cornerstone of the change revolves around the use of a consumer’s identity and data for ad-targeting. While there are many ways to identify consumers, the principal method that has evolved within the browsers has been the cookie, which is the location within the browser where a consumer's identity gets accessed. When the cookie is no longer available, the means to look up a consumer’s personal information in a database is no longer possible. No Cookie. No Data. No Targeting. Nineteen states have now signed consumer privacy legislation and another 10 have privacy bills in process. Apple has already eliminated the use of cookies within its browser and Google is expected to announce its phase out of cookies in 2025. Inuvo’s AI technology solves this identity challenge by leveraging artificial intelligence, data analytics, and automation that can optimize the purchase and placement of advertising in real time without consumer data.

Inuvo clients, who are agencies and brands (collectively, “Agencies & Brands”) and large consolidators of advertising demand (“Platforms”) both benefit from Inuvo’s ability to intelligently process vast amounts of data, detect patterns in behavior, and enhance advertising efficiency, whether through direct media execution or integration into existing campaign management systems. These capabilities are typically sold with services both individually and in combination with each other based on client needs. Agencies & Brands utilize our artificial intelligence-based consumer intent recognition system to reach highly targeted mobile and desktop In-Market audiences with precision. The solution can serve multiple creative formats including display, video, audio and native across multiple device types including desktop, mobile, tablet, connected/smart TV and game consoles. The technology can be consumed by clients as a managed service or self-service (SaaS). For our Platform clients we utilize a collection of data, analytics, software, content management and website creation technologies to align merchant advertising messages with online content.

Inuvo’s revenue is derived from the placement of digital advertising across devices, websites, applications and browsers within social, search and programmatic advertising channels. Inuvo facilitates and gets paid to deliver millions of advertising messages monthly and counts among its client's numerous world-renowned companies across industries. Inuvo generates revenue from Agencies & Brands through its fully managed and self-service offerings, both of which utilize IntentKey, and through the placement of advertising on third-party publisher and owned websites designed to meet Platform client requirements.

There are many barriers to entry associated with the Inuvo business model, including proficiency in large language model based artificial intelligence, large scale information processing, software development, consumer data products, analytics, IOT (internet of things) integration and the relationships required to execute within the IOT. Inuvo’s intellectual property is protected by 19 issued and eight pending patents issued by the United States Patent and Trademark Office (“USPTO”).

Key Relationships

We maintain long-standing relationships with several of the world's largest sources of advertising dollars including Yahoo! and Google. We maintain multi-year service contracts with these companies.

In addition to our Platform relationships, we support Agencies & Brands. Additionally, we maintain important distribution relationships with owners and publishers of websites and mobile applications. We provide these partners with advertisements which they use to monetize their websites and mobile applications. We continuously monitor our advertising quality with a variety of proprietary and patent protected software tools.

In 2024, we had one individual customer with revenue concentration greater than 10% of our total revenues accounting for 75.0%.

In 2023, we had two individual customers with revenue concentration greater than 10% of our total revenue accounting for 60.4% and 12.8%, respectively.

Strategy

Our business strategy focuses on developing cutting-edge advertising technologies that disrupt the traditional intermediaries within the online advertising ecosystem, while fostering strong relationships that enable access to both media spend (advertisers) and media inventory (websites). We leverage proprietary demand and supply technologies, targeting and application ad-unit technologies, AI-generated data, data management solutions, and advertising fraud detection systems. Our overarching goal is to be the driving engine behind advertising transaction decisions, rather than simply facilitating the ad placement process.

Platforms: Our Platforms business mitigates market risk by partnering with some of the largest advertising platforms globally. This enables our business to scale rapidly, particularly as these platforms lead industry changes. With strong working capital, low receivables risk, and minimal go-to-market investment requirements, our Platforms business is well-positioned for growth. Our strategy within the Platforms sector is to deepen existing relationships, expand our footprint with current clients, and integrate emerging technologies from our Agencies & Brands business to enhance our competitive advantage.

Agencies & Brands: The Agencies & Brands business leverages our proprietary AI-driven technology to solve key challenges in modern advertising. IntentKey technology, built on the foundation of large language generative AI, is designed to displace entrenched incumbents across the advertising value chain. This revolutionary technology addresses critical issues such as third-party cookies, first-party cookies, IP addresses, URL tracking, audience segmentation, media measurement, and identity management. The strategy is to embed our technology as broadly as possible across the industry particularly as it transitions away from legacy targeting methods used by traditional advertising solutions.

As part of our growth strategy, we continuously evaluate potential acquisitions, with a focus on companies that offer access to new advertiser relationships, media inventory, or publishing content that complements our existing capabilities.

Sales and Marketing

We drive awareness of our brands through a variety of marketing channels, including our websites, social media platforms, blogs, public relations efforts, trade shows, and conferences. Our sales and marketing strategies differ depending on whether the focus is demand-side or supply-side.

On the demand side, our sales team engages directly with agencies, trading desks, brands, and platforms to generate interest. By leveraging our advanced technologies and unique capabilities, our sales executives demonstrate how we identify the most relevant audiences and target them at optimal moments when they are most likely to engage, respond, subscribe, or consume our clients’ messaging.

On the supply side, we build and maintain strong relationships with media placement partners who provide advertising inventory for auction to Inuvo’s clients. We compensate these partners for their services. Within our Platforms business, we offer unique technologies and content experiences that align with the objectives of our platform clients, allowing us to meet their specific needs effectively.

Competition

We operate in a highly competitive industry, where competitors are continuously expanding their product offerings to capture a larger share of the advertising market. While there are numerous barriers to entry in Inuvo’s business—such as the need for expertise in large-scale data center management, software development, data products, analytics, artificial intelligence, and integration with the Internet of Things (IoT) we are well-positioned to maintain our competitive edge. Our ability to process tens of billions of transactions daily further differentiates us in the marketplace.

We compete, both directly and indirectly, with companies offering demand-side platforms (DSPs), direct marketing platforms, data suppliers and aggregators, media planners, and a range of measurement, attribution and analytics companies.

Our primary competitive advantages include:

•	patented, proprietary generative large language artificial intelligence technology for the categorization of consumer intent, enabling us to match online audiences to relevant products, services, or brands across screens;
•	real-time visibility into advertising opportunities, allowing our technology to respond to over a million opportunities per second; and
•	patented advertising fraud prevention technology that safeguards our clients’ investments.

While many of our competitors have greater name recognition and larger financial resources, our ability to stay competitive depends on our innovation and ability to deliver unique, effective solutions to both demand and supply-side customers. However, there are no guarantees that we will be able to maintain this competitive positioning in the future.

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

We are committed to building high-performance, reliable, and highly available product offerings. To mitigate the risk of service interruptions caused by third-party technology vendors, we incorporate engineering controls into our critical components to ensure consistent service delivery.

Our hosted solutions are provided from geographically distributed facilities across the United States, complemented by on-demand services from third-party cloud providers, Microsoft Azure and Amazon Web Services (AWS), to support business continuity and enhance operational resilience.

Our applications are monitored around the clock, 365 days a year, through specialized monitoring systems that aggregate alerts to a human-staffed network operations center. In the event of an issue, engineers are promptly notified, and corrective actions are swiftly implemented to minimize disruptions and ensure continuous service availability.

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

Our trademarks include the U.S. federal registration for our consumer facing brand ALOT® in the United States. Our intellectual property portfolio includes 19 patents issued by, and eight pending patent applications before, the USPTO.

To distinguish our products and services from our competitors’ products, we have obtained trademarks and trade names for our products. We also protect details about our processes, products, and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.

Employees and Human Capital Resources

As of January 31, 2025, we had 82 full-time employees, none of which are covered by a collective bargaining agreement.

Human capital management is a key driver of Inuvo’s long-term success, and we are dedicated to investing in our workforce. Our goal is to cultivate a highly engaged, motivated team where employees are inspired by strong leadership, feel connected to purpose-driven and meaningful work, and have ample opportunities for growth and professional development.

As an equal opportunity employer, we are committed to fostering a respectful and inclusive work environment where all employees are treated with dignity. Our human resources policies and practices—including those related to hiring, promotion, compensation, benefits, and termination—are designed and administered in line with equal employment opportunity principles and other applicable criteria, without regard to race, color, religion, sex, sexual orientation, gender identity or expression, ethnicity, national origin, age, disability, genetic information, veteran or military status, or any other category protected by law.

Our approach to human capital management emphasizes the importance of talent investment, development, and engagement. We strive to create a culture where employees are empowered to contribute positively and reach their full potential. We promote our core values of innovation, encouragement, motivation, and curiosity, which help shape our workplace culture and foster an environment of growth and positivity.

Additionally, our Board of Directors plays an active role in overseeing executive compensation, succession planning, and leadership development to ensure that we have the right leadership in place with the skills and experience needed to drive sustainable success.

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

In February 2017, the Company entered into an asset purchase agreement with NetSeer, Inc., which advanced the Company's artificial intelligence technology. The origins of the AI technology behind the IntentKey is the machine learning labs of the University of California Los Angeles (UCLA) where a professor and his doctorate students were tasked to develop a form of artificial intelligence that was a first of a kind of an unstructured data graph representing the world's knowledge. The project was eventually funded by a Silicon Valley venture firm before being acquired by Inuvo. Since 2017, Inuvo has invested millions of dollars in developing and enhancing the technology.

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

Business Risks

We have a history of losses. We cannot anticipate with any degree of certainty what our revenues will be in future periods. Our revenues increased approximately 13.4% in 2024 as compared to 2023, our gross profit margin remained level at 85.6% in 2024 and 85.8% in 2023. We reported an operating loss of approximately $5.8 million in 2024 as compared to an operating loss of approximately $10.3 million in 2023. Though we have a credit facility dependent upon receivables, the negative cash flows generated from operating activities introduces potential risk of an interruption to operating activities. As of December 31, 2024, we have approximately $2.5 million in cash and cash equivalents. Our net working capital deficit was $2.2 million. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. In addition, our investment in internally developed software consists primarily of labor costs which are of a fixed nature. Through December 31, 2024, our accumulated deficit was $173.2 million. See Liquidity and Capital Resources under ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for a more thorough discussion.

We rely on one customer for a significant portion of our revenues. A significant portion of our revenue is derived from one customer. During 2024 this customer accounted for 75.0% of our revenues. In 2023, the same customer accounted for 60.4% of our revenues. The amount of revenue we receive from this customer is dependent on a number of factors outside of our control; this includes the amount the customer charges for advertisements, the depth of its available advertisements, and its ability to display relevant ads in response to end user queries and changes in advertising budgets resulting from their own business circumstances. Historically, we have been able to replace lost clients with new clients or by expanding our relationship with existing clients, however, we would likely experience a significant decline in revenue and our business operations could be significantly harmed if we lose material customers or are unable to replace lost clients. The loss of material customers or a material change in the revenue or gross profit they generate would have a material adverse impact on our business, results of operations and financial condition in future periods.

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

We are dependent upon relationships with and the success of our supply partners. Our supply partners remain a critical component of our success. Throughout 2024, we have successfully onboarded a significant number of new supply partners, strengthening our ability to deliver high-quality traffic and engagement for our advertisers. While turnover within our supply partner network still occurs, it has decreased compared to prior periods. To sustain growth, we must continue to recruit and retain partners who can drive traffic effectively to their websites and mobile applications, resulting in clicks on advertisements we have delivered. However, supply partners may face challenges in attracting and maintaining users due to competition, rapidly evolving market dynamics, technological advancements, industry consolidation, and shifting consumer preferences. Although our supply partner base has expanded, maintaining strong relationships remains a priority. Some partners may explore direct relationships with advertisers, consider us as competitors, or find competing solutions more attractive. Additionally, while we have made progress in stabilizing and expanding our supply network, there can be no assurance that traffic levels will continue to increase or that all departing partners will be replaced. Any disruptions in our ability to sustain and enhance our supply partnerships could have a material adverse effect on our business, financial position, and results of operations.

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

Failure to comply with federal, state and international privacy and data security laws and regulations, or the expansion of current or the enactment of new privacy and data security laws or regulations, could adversely affect our business.A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, recently there have been Congressional hearings and increased attention to the capture and use of location-based information relating to users of smartphones and other mobile devices, and internationally the European Union’s General Data Protection Regulation (GDPR) went into effect in May 2018. Additionally, multiple legislative proposals concerning privacy and the protection of user information are being considered by the U.S. Congress and various U.S. state legislatures. Certain U.S. state legislatures have already enacted privacy legislation, one of the strictest and most comprehensive of which is the California Consumer Privacy Act of 2018, which became effective on January 1, 2020 (the “CCPA”). The CCPA provides data privacy rights for California consumers, and restricts the ability to use personal California user. The CCPA also provides consumers with a private right of action for security breaches, as well as provides for statutory damages. We have posted privacy policies and practices concerning the collection, use and disclosure of subscriber data on our websites and applications. The existing and soon to be enacted privacy and data security related laws and regulations are evolving and subject to potentially differing interpretations. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, including the GDPR and CCPA, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business.

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

Ability to maintain our credit facility could impact our ability to access capital in the future.  On July 30, 2024, we entered into a Financing and Security Agreement and Collateral Documents (“Financing Agreement”) with SLR Digital Finance LLC (“SLR”). Under the terms of the Financing Agreement, SLR has provided us with a $10,000,000 line of credit commitment. We are permitted to borrow against eligible accounts receivable and unbilled receivables. The Financing Agreement has a three year term and contains certain affirmative and negative covenants to which we are also subject. As of December 31, 2024, we were in compliance with these covenants. There are no assurances that we will be able to comply with all the covenants. In the event we violate a covenant, SLR may limit or demand all amounts due under the credit facility at any time, including upon an event of default outstanding, if any, to be due and payable. If this occurs and if we have outstanding obligations and are not able to repay, SLR could require us to apply all of our available cash to repay the debt amounts and could then proceed against the underlying collateral. Should this occur, we cannot assure you that our assets would be sufficient to repay our debt in full, we would be able to borrow sufficient funds to refinance the debt. In such an event, our ability to conduct our business as it is currently conducted would be in jeopardy.

Significant dilution will occur when outstanding restricted stock unit grants vest. As of December 31, 2024, we had 13,216,020 restricted stock units outstanding. If the restricted stock units vest, dilution will occur to our stockholders, which may be significant.

Our financial condition may be adversely affected if we are unable to identify and complete future acquisitions, fail to successfully integrate acquired assets or businesses, or are unable to obtain financing for acquisitions on acceptable terms.The acquisition of assets or businesses that we believe to be complementary to our business is an important component of our strategy. We believe that acquisition opportunities may arise from time to time, and that any such acquisitions could be significant. At any given time, discussions with one or more potential sellers may be at different stages. However, any such discussions may not result in the consummation of an acquisition transaction, and we may not be able to identify or complete any acquisitions. We cannot predict the effect, if any, that any announcement or consummation of an acquisition would have on the trading price of our ordinary shares. Our business is capital intensive and any such transactions could involve the payment by us of a substantial amount of cash and/or equity securities. We may need to raise additional capital through public or private debt or equity financings to execute our growth strategy and to fund acquisitions. Adequate sources of capital may not be available when needed on favorable terms. If we raise additional capital by issuing additional equity securities or use equity securities for acquisitions, existing shareholders may be diluted. If our capital resources are insufficient at any time in the future, we may be unable to fund acquisitions, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business. Any usage of capital to fund an acquisition could lead to a decrease in liquidity.

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

Management

Under the oversight of the audit committee of the Company’s board of directors, and as directed by the Company’s Chief Executive Officer, the Company’s Director of Information Technology (DIT) is primarily responsible for the assessment and management of material cybersecurity risks. The DIT has over 20 years of experience in information security, risk management, and compliance, and has served essential security and audit roles at other organizations. The DIT is supported by members of senior management who provide cross-functional support for cybersecurity risk management and facilitate the response to any cybersecurity incidents.

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

As of the date of this Form 10-K, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including its business strategy, results of operations, or financial condition and that are required to be reported in this Form 10-K. For further discussion of the risks associated with cybersecurity incidents, see the cybersecurity risk factor beginning on page 10 of the section entitled “Item 1A. Risk Factors” of this annual report.

ITEM 2. PROPERTIES.

Our corporate headquarters are located in Little Rock, Arkansas where we originally entered into a five-year agreement to lease office space on October 1, 2015. The lease has undergone several amendments and was amended again in January 2024 for three additional years. It is currently set to expire in January 2027. The amended lease is for 7,831 square feet. We also have office space in San Jose, CA where in May 2023, we entered into an agreement to lease 4,128 square feet of office space commencing on September 1, 2023. The lease has a term of sixty-five months with an abatement period of five months.

In addition to our office space, we maintain data center operations in third-party colocation facilities in Los Angeles, CA and Secaucus, NJ.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the NYSE American under the symbol "INUV.” As of January 30, 2025, there were approximately 415 record owners of our common stock. This amount does not reflect persons or entities that hold our common stock in nominee or “street” name through various brokerage firms.

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

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for 2024 and 2023 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statements Regarding Forward-Looking Information, Part I. Item 1. Business and Item 1A. Risk Factors. We use words such as "anticipate," "estimate," "plan," "project," "continuing," "ongoing," "expect," "believe," "intend," "may," "will," "should," "could," and similar expressions to identify forward-looking statements.

Company Overview

Inuvo is a leading advertising technology and services business that has successfully developed and commercialized large language generative artificial intelligence that can discover and target digital audiences instantly without having to track consumers around the internet. Inuvo’s innovative technology positions it as a leader within the advertising industry, offering a valuable solution to marketers seeking to navigate the evolving landscape of consumer privacy. Rather than targeting people, the artificial intelligence (AI) targets the reasons behind why people are interested in products, services and brands.

Inuvo sells its information technology solutions to agencies and brands (collectively, “Agencies & Brands”) along with large consolidators of advertising demand (“Platforms”). Inuvo’s revenue is derived from the placement of digital advertising across devices, websites, applications and browsers within social, search and programmatic advertising channels. Inuvo facilitates and gets paid to deliver millions of advertising messages monthly and counts among its client's numerous world-renowned companies across industries.

Inuvo’s primary mission is to disrupt the advertising industry with its proprietary and patented artificial intelligence, a technology capable of identifying and targeting audiences without using a consumer’s identity or data. The AI, marketed as IntentKey was designed to replace the consumer data, analytics, segmentation and lookalike modeling technologies that have traditionally served the advertising industry as it transitions to a new paradigm where targeting based on a consumer’s identity and data are no longer possible due to the legislative and technological changes occurring.

Inuvo’s AI technology solves the identity challenge by leveraging artificial intelligence, data analytics, and automation that can optimize the purchase and placement of advertising in real time without consumer data. The technology can be consumed by clients as a managed service or self-service (SaaS). Additionally, Inuvo has developed proprietary technology and assets tailored to certain clients that include digital content, websites, automated campaigns, ad fraud detection, performance reporting, and predictive media mix modeling.

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

Credit Agreement

On March 12, 2020, we closed on the Loan and Security Agreement dated February 28, 2020 with Hitachi. Under the terms of the Loan and Security Agreement, Hitachi has provided us with a $5,000,000 line of credit commitment. We were permitted to borrow (i) 90% of the aggregate Eligible Accounts Receivable, plus (ii) the lesser of (A) 75% of the aggregate Unbilled Accounts Receivable or (B) 50% of the amount available to borrow under (i), up to the maximum credit commitment. The interest rate under the Hitachi agreement was 2% in excess of the Wall Street Journal Prime Rate, with a minimum rate of 6.75% per annum, on outstanding amounts. The principal and all accrued but unpaid interest were due on demand. In the event of a default under the terms of the Loan and Security Agreement, the interest rate increases to 6% greater than the interest rate in effect from time to time prior to a default. The Loan and Security Agreement contained certain affirmative and negative covenants to which we were also subject.

On March 1, 2023, we entered into Amendment No. 1 to Loan and Security Agreement and Collateral Documents (“Agreement”) with Mitsubishi HC Capital America, Inc., f/k/a/ Hitachi Capital America Corp. (“MHCA”). Under the terms of the Agreement, MHCA provided us with a $5,000,000 line of credit commitment. We were permitted to borrow up to 85% of the aggregate Eligible Accounts Receivable, up to the maximum credit commitment of $5,000,000. We paid MHCA monthly interest at the rate of 1.75% in excess of the Wall Street Journal Prime Rate. We paid MHCA an amendment fee of $10,000 on issuance of the Agreement, and thereafter an annual commitment fee of $10,000. We also paid MHCA a quarterly service fee of 0.20% on the monthly unused amount of the maximum credit line. All obligations to MHCA have been satisfied and the Agreement was terminated on July 31, 2024. At December 31, 2024 and 2023, there were no outstanding balances due under the Agreement.

On July 30, 2024, we entered into a Financing and Security Agreement and Collateral Documents (“Financing Agreement”) with SLR Digital Finance LLC (“SLR”). Under the terms of the Financing Agreement, SLR has provided us with a $10,000,000 line of credit commitment. We are permitted to borrow up to 90% of eligible accounts receivable under the Financing Agreement, up to the maximum credit commitment of $10,000,000. We will pay SLR monthly interest at the rate of 1.0% in excess of the Prime Rate but not less than 7%. The Financing Agreement has a three year term. The Financing Agreement contains certain affirmative and negative covenants to which we are also subject. We agreed to pay SLR an annual facility fee of 0.80% of the maximum credit commitment. We also agreed to pay a minimum utilization amount of the interest rate multiplied by difference between $500,000 and the average daily outstanding loan during a month. We are obligated to pay SLR a monthly service fee of 0.15% on of the average net amount of outstanding loans during each month. If we terminate the Financing Agreement prior to the second anniversary of the effective date, an amount equal to 1.0% of the maximum credit commitment will be due as an early termination payment and if we terminate after the second anniversary of the effective date but prior to the end of the term, an amount equal to 0.25% of the maximum credit commitment will be due. Repayment of the Financing Agreement will be made through collections from eligible accounts receivable. At December 31, 2024 there were no outstanding balances due under the Financing Agreement.

2024 Overview

We reported net revenue of $83.8 million in 2024, a 13.4% increase over the prior year. The highlights of 2024, include:

•	13.4% increase in net revenue to $83.8 million
•	13% increase in gross profit to $71.8 million
•	45% reduction in the net loss
•	6X improvement in the adjusted EBITDA loss for 2024
•	Net cash provided by operating activities of $230,000 in 2024
•	All time company quarterly record of $26.2 million of net revenue in Q4 2024
•	Net Income of $141,000 in Q4 2024
•	33 new Agencies/Brands were signed up
•	Secured a $10.0 million credit line in July
•	Completed a Master Services Agreement with one of the largest retailers in the world, and
•	Launched the IntentKey Platform, an advanced AI agent specifically designed for audience modeling.

Results of Operations

	For the Years Ended December 31,
	2024	2023	Change	% Change
Net Revenue	$83,793,859	$73,911,528	$9,882,331	13.4%
Cost of Revenue	12,033,777	10,477,272	1,556,505	14.9%
Gross Profit	$71,760,082	$63,434,256	$8,325,826	13.1%

Net Revenue

We reported $83.8 million in net revenue for the year ended December 31, 2024, a 13.4% increase compared to $73.9 million during the same period in 2023. During 2024, the higher revenue was primarily driven by Platform customers where we launched new product enhancements tailored to their needs. Net revenue for the quarter ended December 31, 2024 was $26.2 million, representing the highest quarterly revenue in the Company's history and a 25% increase compared to the same period in 2023. The higher revenue was due to increasing demand within both Platforms and Agencies & Brands. Our largest Platform partner, which introduced a new product in 2023, continued to generate strong performance throughout 2024. During 2024 our largest customer accounted for 75% of our revenues. In 2023, the same customer accounted for 60.4% of our revenues.

Cost of Revenue

Cost of revenue is primarily composed of payments to advertising exchanges that provide access to digital inventory where we serve advertisements. To a lesser extent, cost of revenue includes payments to website publishers and app developers that host advertisements. The increase in cost of revenue for the year ended December 31, 2024, compared to the same time period in 2023 was related to higher revenue within a Platform client this year. Gross margin of 85.6% for the year ended December 31, 2024 was nearly level as compared to 85.8% in the prior year period.

Operating Expenses

	For the Year Ended December 31,
	2024	2023	Change	% Change
Marketing costs	$59,663,061	$51,982,572	$7,680,489	14.8%
Compensation	12,065,783	13,793,309	(1,727,526)	(12.5%)
General and administrative	5,545,049	8,050,890	(2,505,841)	(31.1%)
Operating expenses	$77,273,893	$73,826,771	$3,447,122	4.7%

Marketing costs consist mostly of media costs incurred on behalf of clients. Marketing costs for the year ended December 31, 2024 compared to the same period in 2023 was 14.8% higher due primarily to higher revenue from Platform advertisers in the comparable periods. Marketing costs in 2024 include the fully amortized remaining balance of $500,000 of the referral and support services asset (see Note 8 – Commitments to our Consolidated Financial Statements).

Compensation expense was lower for the year ended December 31, 2024 compared to the same time period in 2023 due primarily to lower incentive, commission, and stock-based compensation expense. Our total employment, both full and part-time, was 81 at December 31, 2024 compared to 93 at December 31, 2023.

General and administrative costs were lower for the year ended December 31, 2024 compared to the same time period in 2023 due primarily to an adjustment in the reserve for expected credit losses. During 2024, we made an adjustment to the allowance for expected credit losses for a balance due from a former client in 2022. The client has since paid off their full outstanding balance and no longer has any obligation to us as of December 31, 2024.

Financing expense, net

Finance expense, net of interest income, for the year ended December 31, 2024 was approximately $266,000 expense and was primarily due to interest expense of approximately $221,000 and commitment fee expense of approximately $66,000 offset by interest income of approximately $71,000.

Finance expense, net of interest income, for the year ended December 31, 2023 was approximately $30,000 expense and was primarily due to interest expense of approximately $77,000 and commitment fee expense of approximately $18,000 offset by interest income of approximately $63,000.

Other income, net

Other income, net, for the year ended December 31, 2024 was income of approximately $26,000 for setup charges to new Platform partners.

Other income, net, for the year ended December 31, 2023 was income of approximately $15,000 from net realized and unrealized gains and losses.

Liquidity and Capital Resources

Our principal sources of liquidity are the sale of our common stock and our credit facility discussed in Note 6 – Bank Debt to our Consolidated Financial Statements.

On May 7, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), to sell shares of our common stock, par value $0.001 per share, (the “Shares”), having an aggregate sales price of up to $15,000,000, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of Shares. For the year ended December 31, 2024, the Company has not sold any shares of common stock under the ATM Agreement.

On July 31, 2024, we entered into a Financing and Security Agreement (the "Financing Agreement”) with SLR Digital Finance LLC ("SLR”), effective July 30, 2024. Pursuant to the terms of the Financing Agreement, SLR will finance up to $10 million dependent upon eligible receivables. Availability as of December 31, 2024 equaled the maximum credit commitment of $10,000,000. See Note 6 – Bank Debt to our Consolidated Financial Statements.

We have focused our resources behind a plan to market our collective multi-channel advertising capabilities differentiated by our AI technology, the IntentKey, where we have a technological advantage and higher margins. If we are successful in implementing our plan, we expect to return to and maintain positive cash flows from operations. However, there is no assurance that we will be able to achieve this objective.

As of December 31, 2024, we have approximately $2.5 million in cash and cash equivalents. Our net working capital deficit was $2.2 million. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. For the year ended December 31, 2024 we had a net loss of $5.8 million and net cash flow from operations of $0.2 million. Additionally, our investment in investing activities totaled approximately $1.9 million for the year ended December 31, 2024. This amount primarily consists of internally developed software costs, which are largely comprised of fixed labor costs, along with other capitalized expenditures. Through December 31, 2024, our accumulated deficit was $173.2 million.

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

Cash Flows

The table below sets forth a summary of our cash flows for the years ended 2024 and 2023:

	2024	2023
Net cash provided by/(used) in operating activities	$229,554	$(2,554,075)
Net cash provided by/(used in) investing activities	$(1,857,375)	$606,190
Net cash provided by/(used in) financing activities	$(353,388)	$3,456,924

Cash Flows - Operating

Net cash provided by operating activities was $229,554 during 2024. We reported a net loss of $5,761,801, which included non-cash expenses: depreciation and amortization of $2,515,177, stock-based compensation of $1,501,444, $800,000 for the impairment and amortization of a referral and support services agreement, and amortization of right of use assets of $54,356; partially offset by an adjustment to expect losses on accounts receivable of $1,442,533. The change in operating assets and liabilities was a net provision of cash of $2,342,255 primarily due to increases in accrued expenses and other liabilities of $2,329,295 and accounts payable balance of $1,990,231 partially offset by an increase in the accounts receivable balance by $1,876,282. Our terms are such that we generally collect receivables prior to paying trade payables. However, our Media sales arrangements typically have slower payment terms than the terms of related payables.

During 2023, cash used in operating activities was $2,554,075. We reported a net loss of $10,389,653 which included the non-cash expenses of depreciation and amortization of $2,655,368, amortization of right of use assets $96,190 and stock-based compensation expenses of $1,986,296. The change in operating assets and liabilities was a net provision of cash of $1,433,655.

Cash Flows - Investing

Net cash used in investing activities was $1,857,375 for 2024 and consisted primarily of capitalized internal development costs. Net cash provided by investing activities in 2023 was $606,190 and consisted primarily of proceeds from the sale of marketable securities partially offset by capitalized internal development costs.

Cash Flows - Financing

Net cash used in financing activities was $353,388 during 2024, primarily due to the election of certain participants to have the Company withhold the issuance of shares pursuant to vesting restricted stock units in consideration of the Company’s payment of taxes on behalf of such participants.

Net cash provided by financing was $3,456,924 during 2023, primarily from the proceeds from the capital raise (see Note 1 – Organization and Business to our Consolidated Financial Statements).

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The estimates and assumptions that management makes affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material. We believe the following accounting policies are those most critical to the judgments and estimates used in the preparation of our financial statements: Revenue Recognition, Capitalized Software costs, Intangible Assets, and Goodwill. These policies and others are described in Note 2 — Summary of Significant Accounting Policies, of the Consolidated Financial Statements included elsewhere in this Report.

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

Customer contracts are typically captured in an Insertion Order ("IO") where revenue is recognized upon delivery of services during the period covered by the IO, or in multi-year master service agreements where revenue is recognized based on the number of advertisements placed or clicked on in the period they occur. We settle advertisement placement prices with our customers net of any adjustments for quality. Judgment is required to identify a contract with a customer, identify its performance obligations, determine the transaction price, allocate the transaction price to the performance obligations, and determine whether the performance obligations are satisfied.

Capitalized software costs - We capitalize the cost of internally developed software that has a useful life in excess of one year. These costs consist of the salaries and benefits of employees working on such software development to customize, enhance or develop new product. We assess whether development work creates additional functionality to the software or is a new software product, and qualifies the costs incurred for capitalization.

We annually assess whether triggering events are present to review internal-use software for impairment. The estimated useful life of our software development costs is two years and is amortized using the straight-line method. There is judgment involved in determining the validity of capitalization, estimating the useful life and evaluating whether any impairment occurred. Capitalized software development costs were $1.8 million and $1.7 million, respectively, for the years ended December 31, 2024 and 2023.

Intangible assets, net - We allocate a portion of the purchase price of acquisitions to identifiable intangible assets and we amortize definite-lived assets over their estimated useful lives. We consider our indefinite-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Trade names are not amortized as they are believed to have an indefinite life. Trade names are reviewed annually for impairment. We also acquire intangible assets outside of acquisitions and record them at their fair value and amortize them over their estimated useful lives. Judgment is required to determine fair value and the useful life.

Goodwill - We utilize the purchase method of accounting in accordance with ASC 805, Business Combinations. This standard requires that the total cost of an acquisition be allocated to the tangible and intangible assets acquired and liabilities assumed based on the fair value of the tangible and intangible assets acquired and liabilities assumed at the acquisition date. Our estimates and assumptions used in assessing fair value are inherently uncertain and subject to refinement. During the measurement period, which may be up to one year from the acquisition date, we may record adjustments to the fair value of these tangible and intangible assets acquired and liabilities assumed, with the corresponding offset to goodwill. In addition, uncertain tax positions and tax-related valuation allowances are initially recorded in connection with a business combination as of the acquisition date.

We periodically conduct a review of long-lived assets to assess potential triggering events for impairment within the Inuvo reporting unit. We perform an impairment test annually by comparing the fair value of our reporting unit with its carrying amount. We have only one reporting unit and generally determine the fair value of this reporting unit using the income approach methodology of valuation that includes the undiscounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount it exceeds fair value is equivalent to the amount of impairment loss. There is judgment involved in estimating the fair value, useful life and in the evaluation of any impairment.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2024, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2024 our internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Trading Plans

During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

N/A

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this Item will be contained in our proxy statement for our 2025 Annual Meeting of Shareholders to be filed on or prior to April 30, 2025 (the “Proxy Statement”) and is incorporated herein by this reference.

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

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger dated June 5, 2009 between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	2.4
2.2	Agreement and Plan of Merger dated October 16, 2011 between Inuvo, Inc., Anhinga Merger Subsidiary, Inc. and Vertro, Inc.	8-K	10/17/11	2.5
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3(i).4
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(i).7	Articles of Amendment to Articles of Incorporation as filed on October 31, 2019	10-Q	5/15/20	3(i).7
3(i).8	Certificate of Validation of Amendment to Amended Articles of Incorporation as filed October 16, 2020	10-Q	11/9/20	3(i)8
3(i).9	Articles of Amendment to Articles of Incorporation as filed January 7, 2021	10-K	2/11/21	3(i).9
3(i).10	Articles of Amendment to Articles of Incorporation as filed on August 19, 2021	10-Q	11/12/21	3(i).10
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
3(ii).2	Bylaw amendment adopted February 29, 2012	8-K	3/6/12	3(ii).1
4.1	Description of Securities	10-K	2/11/21	4.1
10.1	Google Services Agreement effective January 1, 2024 by and between Vertro, Inc. and Google Inc.	10-K	2/29/24	10.1
10.2	Yahoo! Publisher Network Contract, dated April 4, 2009, as amended with Amendment No. 1, Amendment No.. 2, Amendment No. 3, Amendment No. 4, Amendment No. 5 and Amendment No. 6 ***	10-Q	5/15/12	10.1
10.3	Yahoo! Publisher Network Contract, dated April 4, 2009, as amended. ***	10-Q/A	12/28/12	10.1
10.4	Amendment No. 8 to Yahoo! Publisher Network Contract effective as of September 1, 2013, executed and delivered October 10, 2013 ***	10-Q/A	1/6/14	10.28
10.5	Amendment #11 to Yahoo! Publisher Network Contract, effective January 15, 2016, executed and delivered January 26, 2015	10-K	2/12/16	10.24
10.6	Amendment #12 to Yahoo! Publisher Network Contract, effective March 2, 2016 ***	10-Q	4/27/16	10.25
10.7	Amendment #14 to Yahoo! Publisher Contract dated February 28, 2018	8-K	3/6/18	10.1
10.8	Amendment #15 to Yahoo! Publisher Contract dated May 9, 2018	8-K	5/15/18	10.1

10.9	Amendment # 16 dated August 28, 2018 to Yahoo! Publisher Network Contract ***	10-Q	11/7/18	10.1
10.10	Amendment #18 dated January 24, 2019 to Yahoo! Publisher Contract	10-K	3/15/19	10.6
10.11	Amendment #28 to the Yahoo! Publisher Network Contract #1-19868214, dated as of November 11, 2020***	8-K	11/16/20	10.1
10.12	Amendment #32 to the Yahoo! Publisher Network Contract #1-9868214, dated May 10, 2023.***	8-K	5/16/23	10.1
10.13	Form of Indemnification Agreement with Directors of Inuvo, Inc.	10-Q	11/7/18	10.5
10.14	2017 Equity Compensation Plan	DEF14A	4/28/17	A
10.15	Amendment No. 1 to the 2017 Equity Compensation Plan	DEF14	9/3/19	B
10.16	Amendment No. 2 to the 2017 Equity Compensation Plan	DEF14	5/2/22	A
10.17	2017 Equity Compensation Plan Non-Qualified Stock Option Agreement	10-Q	8/15/22	10.2
10.18	Quick Action Closing Fund Grant Agreement, dated January 25, 2013, with the Arkansas Economic Development Commission	10-K	3/13/13	10.23
10.19	Grant Reimbursement Agreement, dated January 25, 2013, with the Arkansas Economic Development Commission.	10-K	3/13/13	10.24
10.20	Amendment to Grant Reimbursement Agreement, dated March 2021, with the Arkansas Economic Development Commission.	10-K	3/17/21	10.21
10.21	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and Richard K. Howe	8-K	3/6/12	10.2
10.22	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and Wallace D. Ruiz	8-K	3/6/12	10.4
10.23	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and John B. Pisaris	8-K	3/6/12	10.5
10.24	Loan and Security Agreement dated February 28, 2020 effective March 12, 2020 by and between Inuvo, Inc. and its subsidiaries and Hitachi Capital America Corp.	8-K	3/17/20	10.1
10.25	Amendment No. 1 to Loan and Security Agreement and Collateral Documents, dated March 1, 2023, by and between Mitsubishi HC Capital, Inc., f/k/a Hitachi Capital America Corp. and Inuvo, Inc. and its subsidiaries.	8-K	3/6/23	10.1
10.26	Form of Insider Offering Subscription Agreement	8-K	3/20/20	10.1
10.27	Form of Subscription Agreement	8-K	4/01/20	10.1
10.28	2017 Equity Compensation Plan Restricted Stock Unit Agreement	10-K	2/11/21	10.29
10.29	Sales Agreement, dated May 28, 2021 by and between A.G.P./Alliance Global Partners and Inuvo, Inc.	8-K	5/28/21	1.1
10.30	Financing and Security, by and among Inuvo, Inc., Vertro, Inc., ValidClick, Inc., Think Relevant Media, LLC, Kowabunga Marketing, Inc., Bonfire Publishing Group, LLC, Southern Muse Media, LLC, NetSeer, Inc., Emerald Brands, LLC, Alot, Inc. and Daily Reads, LLC, and SLR Digital Finance LLC, effective as of July 30, 2024.	8-K	8/01/24	10.1
19	Insider Trading Policy				Filed
21.1	Subsidiaries of the Registrant				Filed
23.1	Consent of EisnerAmper LLP, PCAOB FIRM ID 274				Filed
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Filed
32.2	Section 1350 certification of Chief Financial Officer				Filed
97.1	Clawback Policy	10-K	2/29/2024	10.1
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Inuvo, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included within Exhibit 101 attachments).				Filed

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

Inuvo, Inc.

February 27, 2025	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard K. Howe	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	February 27, 2025
Richard K. Howe

/s/ Wallace D. Ruiz	Chief Financial Officer (principal financial and accounting officer)	February 27, 2025
Wallace D. Ruiz

/s/ Jonathon Bond	Director	February 27, 2025
Jonathon Bond

/s/ Gordon J. Cameron	Director	February 27, 2025
Gordon J. Cameron

/s/ Kenneth Lee	Director	February 27, 2025
Kenneth Lee

/s/ Charles D. Morgan	Director	February 27, 2025
Charles D. Morgan

 INUVO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Inuvo, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inuvo, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Capitalized software development costs

As reflected in Note 2 and Note 4 to the financial statements, the Company capitalizes certain labor costs related to internally developed software. Management determines the amount of internal software costs to be capitalized based on the estimated amount of time spent by software developers and engineers during the application development stage of software development projects identified by the Company. The amount of capitalized software development costs was approximately $1.8 million for the year ended December 31, 2024.

We identified the estimate of time and related costs eligible for capitalization as capitalized software development costs as a critical audit matter due to the subjective judgements required of management when determining the amount of time that qualifies to be capitalized for development projects. This, in turn, led to a high degree of auditor judgement, subjectivity, and effort in performing procedures for evaluating management’s significant assumptions related to these judgements.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with our overall opinion on the financial statements. The procedures we performed included gaining an understanding of the controls relating to capitalized software development costs, testing management’s process for developing the estimate including the amount of time and related costs eligible for capitalization in the current year, evaluating whether the time and related costs were eligible for capitalization, testing the completeness and accuracy of underlying data and inputs used in management’s estimate of eligible time and related costs, and evaluating the reasonableness of significant assumptions used by management in estimating eligible time and related costs. Evaluating management’s assumptions related to eligible software development time for capitalization involved performing inquiries with management and with a sample of individual software developers and engineers regarding the nature, timing, and extent of time worked on development activities.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2021.

EISNERAMPER LLP

Iselin, New Jersey

February 27, 2025

Inuvo, Inc.

Consolidated Balance Sheets

For the Years Ended December 31,

	2024	2023
Assets
Current assets
Cash and cash equivalents	$2,459,245	$4,440,454
Accounts receivable, net of allowance for credit losses of $144,625 and $1,645,045, respectively	12,545,771	9,226,956
Prepaid expenses and other current assets	639,805	1,076,121
Total current assets	15,644,821	14,743,531

Property and equipment, net	1,792,903	1,680,788
Other assets
Right of use assets - operating lease	913,439	805,786
Right of use assets - finance lease	18,209	72,560
Referral and support services agreement advance	—	500,000
Intangible assets, net of accumulated amortization	3,894,875	4,664,791
Goodwill	9,853,342	9,853,342
Other assets	78,342	53,346
Total other assets	14,758,207	15,949,825
Total assets	$32,195,931	$32,374,144

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,422,351	$6,432,120
Accrued expenses and other current liabilities	9,185,461	7,926,479
Lease liability - operating lease	259,867	123,074
Lease liability - finance lease	18,209	50,801
Total current liabilities	17,885,888	14,532,474

Long-term liabilities
Deferred tax liability	97,266	89,238
Lease liability - operating lease	738,005	751,821
Lease liability - finance lease	—	18,209
Other long-term liabilities	—	216
Total long-term liabilities	835,271	859,484

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares - 500,000 - none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares 200,000,000; issued and outstanding shares 140,502,039 and 137,983,918 respectively;	140,501	137,983
Additional paid-in capital	186,543,283	184,291,414
Accumulated other comprehensive income	—	—
Accumulated deficit	(173,209,012)	(167,447,211)
Total stockholders' equity	13,474,772	16,982,186
Total liabilities and stockholders' equity	$32,195,931	$32,374,144

See accompanying notes to the consolidated financial statements.

Inuvo, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31,

	2024	2023
Net revenue	$83,793,859	$73,911,528
Cost of revenue	12,033,777	10,477,272
Gross profit	71,760,082	63,434,256
Operating expenses:
Marketing costs	59,663,061	51,982,572
Compensation	12,065,783	13,793,309
General and administrative	5,545,049	8,050,890
Total operating expenses	77,273,893	73,826,771
Operating loss	(5,513,811)	(10,392,515)
Other income/(expense):
Financing expense, net of interest income	(266,772)	(29,570)
Other income	26,812	14,668
Loss before taxes	(5,753,771)	(10,407,417)
Income tax (expense)/benefit	(8,030)	17,764
Loss from continuing operations	$(5,761,801)	$(10,389,653)
Other comprehensive income:
Unrealized loss on marketable securities	—	84,868
Comprehensive loss	$(5,761,801)	$(10,304,785)

Per common share data:
Basic and diluted
Net loss from continuing operations	$(0.04)	$(0.08)
Net income from discontinued operations	—	—
Net loss	$(0.04)	$(0.08)

Weighted average shares:
Basic	139,968,374	131,116,370
Diluted	139,968,374	131,116,370

See accompanying notes to the consolidated financial statements.

Inuvo, Inc.

Consolidated Statements of Stockholders' Equity

For the Years Ended December 31, 2024 and 2023

	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Stock	Capital	Deficit	Income	Total
Balances as of December 31, 2022	120,137,124	$120,138	$178,771,604	$(157,057,558)	(84,868)	$21,749,316
Net loss	—	—	—	(10,389,653)	—	(10,389,653)
Unrealized gain on debt securities	—	—	—	—	84,868	84,868
Stock-based compensation	—	—	1,986,296	—	—	1,986,296
AGP Closing of at-the-market sale of common stock	173,558	174	60,962	—	—	61,136
Stock issued for vested restricted stock unit	1,673,236	1,671	(1,671)	—	—	—
Proceeds from sale of common stock, net of expenses	16,000,000	16,000	3,649,000	—	—	3,665,000
Shares withheld for taxes on vested restricted stock units	—	—	(166,872)	—	—	(166,872)
Change in fair value of warrants related to vesting	—	—	(7,905)	—	—	(7,905)
Balances as of December 31, 2023	137,983,918	137,983	184,291,414	(167,447,211)	—	16,982,186
Net loss	—	—	—	(5,761,801)	—	(5,761,801)
Issuance of restricted stock units	—	—	1,055,530	—	—	1,055,530
Stock-based compensation	—	—	1,501,444	—	—	1,501,444
Stock issued for vested restricted stock unit	2,518,121	2,518	(2,518)	—	—	—
Shares withheld for taxes on vested restricted stock units	—	—	(302,587)	—	—	(302,587)
Balances as of December 31, 2024	140,502,039	$140,501	$186,543,283	$(173,209,012)	$—	$13,474,772

See accompanying notes to the consolidated financial statements.

Inuvo, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2024 and 2023

	2024	2023
Operating activities:
Net loss	$(5,761,801)	$(10,389,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,515,177	2,655,368
Amortization of right of use assets - financing	54,356	96,190
Amortization of right of use assets - operating lease	227,628	609,524
Stock based compensation	1,501,444	1,986,296
Gain on marketable securities	—	(14,668)
Amortization of financing fees	20,000	8,333
Impairment and amortization of referral and support services agreement advance	800,000	300,000
Adjustment to expected losses on accounts receivable	(1,442,533)	786,549
Stock warrant income	—	(7,905)
Deferred income tax expense (benefit)	8,028	(17,764)
Derecognition of contingency and grant	(35,000)	—
Change in operating assets and liabilities:
Accounts receivable	(1,876,282)	1,106,387
Prepaid expenses, other current assets and other assets	111,320	(263,569)
Accounts payable	1,990,231	(1,612,682)
Accrued expenses and other liabilities	2,329,295	2,745,173
Lease liability - operating lease	(212,309)	(541,654)
Net cash provided by/(used in) operating activities	229,554	(2,554,075)
Investing activities:
Capitalized software development costs and purchases of equipment	(1,857,375)	(1,682,683)
Proceeds from the sale of marketable securities	—	2,288,873
Net cash provided by/(used in) investing activities	(1,857,375)	606,190
Financing activities:
Gross proceeds from line of credit	—	592,868
Repayments on line of credit	—	(592,868)
Proceeds from sale of common stock, net of expenses	—	3,665,000
Payments on finance/capital leases	(50,801)	(102,340)
Net taxes paid on RSU grants exercised	(302,587)	(166,872)
Proceeds from at-the-market sales	—	61,136
Net cash provided by/(used in) financing activities	(353,388)	3,456,924

Net change – cash	(1,981,209)	1,509,039
Cash and cash equivalent, beginning of year	4,440,454	2,931,415
Cash and cash equivalent, end of year	$2,459,245	$4,440,454

Supplemental information:
Interest paid	$337,961	$105,148
Noncash investing and financing activities:
Acquisition of right of use asset for operating lease liability	$335,286	$1,105,148
Issuance of 3,287,537 restricted stock units to settle accrued incentive liability	$1,055,530	$—

See accompanying notes to the consolidated financial statements.

Inuvo, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2024 and 2023

Note 1 – Organization and Business

Company Overview

Inuvo is an advertising technology and services company that has developed and commercialized large language generative artificial intelligence (AI) capable of discovering and targeting digital audiences. Inuvo’s innovative technology positions it as a leader within the advertising industry, offering a valuable solution to marketers seeking to navigate the evolving landscape of consumer privacy. The AI targets the reasons behind why people are interested in products, services and brands.

Inuvo sells its information technology solutions to agencies and brands (collectively, “Agencies & Brands”) along with large consolidators of advertising demand (“Platforms”). Inuvo’s revenue is derived from the placement of digital advertising across devices, websites, applications and browsers within social, search and programmatic advertising channels. Inuvo facilitates and gets paid to deliver advertising messages and counts among its client's numerous world-renowned companies across industries.

The AI, marketed as IntentKey was designed to replace the consumer data, analytics, segmentation and lookalike modeling technologies that have traditionally served the advertising industry as it transitions to a new paradigm where targeting based on a consumer’s identity and data are no longer possible due to the legislative and technological changes occurring.

Inuvo’s AI technology solves the identity challenge by leveraging artificial intelligence, data analytics, and automation that can optimize the purchase and placement of advertising in real time without consumer data. The technology can be consumed by clients as a managed service or self-service (SaaS). Additionally, Inuvo has developed proprietary technology and assets tailored to certain clients that include digital content, websites, automated campaigns, ad fraud detection, performance reporting, and predictive media mix modeling.

Both Agencies & Brands and Platforms benefit from Inuvo’s ability to intelligently process vast amounts of data, detect patterns in behavior, and enhance advertising efficiency whether through direct media execution or integration into existing campaign management systems. These capabilities are typically sold with services both individually and in combination with each other based on client needs. Agencies & Brands utilize our artificial intelligence-based consumer intent recognition system to reach highly targeted mobile and desktop In-Market audiences with precision. The solution can serve multiple creative formats including display, video, audio and native across multiple device types including desktop, mobile, tablet, connected/smart TV and game consoles. The technology can be consumed by clients as a managed service or self-service (SaaS). For our Platform clients we utilize a collection of data, analytics, software, content management and website creation technologies to align merchant advertising messages with online content.

Inuvo’s intellectual property is protected by 19 issued and eight pending patents.

Liquidity

Our principal sources of liquidity are the sale of our common stock and our credit facility discussed in Note 6 – Bank Debt.

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

On May 7, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), to sell shares of our common stock, par value $0.001 per share (the “Shares”), having an aggregate sales price of up to $15,000,000, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales, if any, of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. The Company will pay Wainwright a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of Shares. For the year ended December 31, 2024, the Company has not sold any shares of common stock under the ATM Agreement. In January 2025, the Company utilized the ATM Agreement and sold 1,594,313 shares of common stock for gross proceeds of $1,163,491. See Note 16 – Subsequent Events.

On July 31, 2024, we entered into a Financing and Security Agreement (the "Financing Agreement”) with SLR Digital Finance LLC ("SLR”), effective July 30, 2024. Pursuant to the terms of the Financing Agreement, SLR will finance up to $10 million dependent upon eligible receivables. See Note 6– Bank Debt.

As of December 31, 2024, we have approximately $2.5 million in cash, and cash equivalents. Our net working capital deficit was $2.2 million. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. For the year ended December 31, 2024 we had a net loss of $5.8 million and net cash flow provided by operations of $0.2 million. Additionally, our investment in investing activities totaled approximately $1.9 million for the year ended December 31, 2024. This amount primarily consists of internally developed software costs, which are largely comprised of fixed labor costs, along with other capitalized expenditures. Through December 31, 2024, our accumulated deficit was $173.2 million.

Management plans to support the Company’s future operations and capital expenditures primarily through cash generated from its credit facility until such time as we reach profitability. Any repayments of the financing agreement will be made through collections from eligible accounts receivable. We believe that our current cash position, credit facility, and the equity raised through our ATM program in January 2025 will be sufficient liquidity to sustain operations for at least the next twelve months from the date of this filing. If our plan to grow the IntentKey product is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions over the long term.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation - The consolidated financial statements include our accounts and those of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications - Certain amounts in the 2023 statement of cash flows have been reclassified to conform with the 2024 presentation. The impact to the 2023 change in accrued expenses and other liabilities was a decrease of $67,870, and there was no impact to net cash used in operating activities for the year ended December 31, 2023.

Cash and cash equivalents - Cash and cash equivalents consist of highly liquid investments with original maturities of three months or less.

Revenue recognition - We generate revenue by identifying audiences and presenting advertisements on behalf of our customers. We provide our products, technologies and services to Agencies & Brands and Platforms. Currently, revenue from Agencies & Brands is primarily through our IntentKey products and services and revenue from Platforms is primarily through our Bonfire products and services. Our revenue is derived from the placements of advertisements across advertising channels, browsers, applications and devices. Pricing for those advertisement placements is typically either on a cost-per-click or cost per thousand impressions basis.

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

In the year ended December 31, 2024, we generated $83,793,859 in revenue of which 82.8% was from Platforms, 17.2% from Agencies & Brands. In the year ended December 31, 2023, we generated $73,911,528 in revenue of which 79.1% was from Platforms, 20.9% from Agencies & Brands.

Accounts receivable - Accounts receivable consist of trade receivables from customers. We record accounts receivable at its net realizable value, recognizing an allowance for doubtful accounts based on our best estimate of expected credit losses on our existing accounts receivable. Balances are written off against the allowance after all means of collection have been exhausted and the possibility of recovery is considered remote. The current expected credit loss (CECL) model under Accounting Standards Update (ASU) 2016-13 requires an estimation of expected credit losses over the life of a financial instrument, taking into consideration historical experience, current conditions, and reasonable and supportable forecasts. Management has reviewed comprehensive historical data, any relevant economic indicator, and estimated our estimated credit loss based off these probabilities. The following table presents accounts receivable, net of allowance for credit losses:

	At December 31,
	2024	2023	2022
Balance at the end of the year	$12,545,771	$9,226,956	$11,119,892

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

Property and equipment are depreciated on a straight-line basis over three years for equipment, five to seven years for furniture and fixtures and two to three years for software. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the remaining term of the lease. Depreciation and amortization expense was $1,745,261 and $1,670,868, respectively, for the years ended December 31, 2024 and 2023.

Capitalized Software Costs - We capitalize certain labor costs related to internally developed software and amortize these costs using the straight-line method over the estimated useful life of the software, generally two years. We do not sell internally developed software. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40 Internal-Use Software, are expensed as incurred. Capitalized software development costs were $1.8 million and $1.7 million, respectively, for the years ended December 31, 2024 and 2023.

Goodwill - Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. We periodically conduct a review of long-lived assets to assess potential triggering events for impairment within the Inuvo reporting unit. We perform an impairment test annually as of December 31, 2024. As a result, we perform our annual goodwill impairment test by comparing the fair value of our reporting unit with its carrying amount.

We have only one reporting unit and generally determine the fair value of this reporting unit using the income approach methodology of valuation that includes the undiscounted cash flow method as well as other generally accepted valuation methodologies. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, the amount it exceeds fair value is equivalent to the amount of impairment loss.

We determined there was no impairment of goodwill during 2024 and 2023.

See Note 5 – Intangible Assets and Goodwill, for more information.

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

We recorded no impairment of intangible assets during 2024 or 2023.

See Note 5 – Intangible Assets and Goodwill, for more information.

Income taxes - We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes (“ASC 740”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we must project future levels of taxable income. We examine evidence related to the history of taxable losses or income, the economic conditions in which we operate, organizational characteristics, our forecasts and projections, as well as factors affecting liquidity. All our deferred tax assets and liabilities are recorded as long-term assets and liabilities in the consolidated balance sheets. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation for a significant portion of the net deferred tax assets as of December 31, 2024 and 2023.

We have adopted certain provisions of ASC 740. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements.  ASC 740 prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. We recognize interest and penalties related to income taxes in income tax expense. We have incurred no penalties or interest for the years ended December 31, 2024 and 2023.

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

The fair value of restricted stock unit awards is based on the market price of our common stock on the date of the grant. To value stock option awards, we use the Black-Scholes-Merton option pricing model. This model involves assumptions including the expected life of the option, stock price volatility, risk-free interest rate, dividend yield and exercise price. We recognize compensation expense in earnings over the requisite service period, applying a forfeiture rate to account for expected forfeitures of awards.

See Note 10, Stock-Based Compensation, for further details on our stock awards.

Government Grant- During the first quarter of 2013, we received a grant from the state of Arkansas to relocate our corporate headquarters to Conway, AR. We recognized the grant funds into income as a reduction of the related expense in the period in which those expenses were recognized. We deferred grant funds related to capitalized costs and classified them as current or long-term liabilities on the balance sheet according to the classification of the associated asset. The agreement concluded on March 31, 2024, and as of December 31, 2024, all obligations were satisfied, and no liability remains outstanding. As of December 31, 2023, we recorded a $35,000 liability which was satisfied in 2024.

Earnings per share - During the periods presented, we had securities that could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive. We reported a net loss for 2024 and 2023 and therefore, shares associated with stock options, restricted stock units and convertible debt are not included because they are anti-dilutive. Basic and diluted net loss per share is the same for all periods presented.

Operating segments - In accordance with ASC 280 - Segment reporting, segment information reported is built on the basis of internal management data used for performance analysis of businesses and for the allocation of resources. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker, our chief executive officer, reviews financial information presented on a consolidated basis and no expense or operating income is evaluated at a segment level. Given the consolidated level of review by our chief executive officer, we operate as one reportable segment.

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

Customer concentrations - In 2024, we had one individual customer with revenue concentration greater than 10% of our total revenues accounting for 75.0%, respectively. At December 31, 2024, we had two individual customers greater than 10% of our total accounts receivable balance accounting for 58.5% and 12.6%, respectively.

In 2023, we had two individual customers with revenue concentration greater than 10% of our total revenue accounting for 60.4% and 12.8%, respectively. At December 31, 2023, we had one customer greater than 10% of our total accounts receivable balance accounting for 50.5%.

Vendor concentrations - In 2024, we had three individual vendors with cost of revenue concentration greater than 10% of our total cost of revenue accounting for 59.6%, 25.6%, and 10.3% of the total cost of revenue, respectively.

In 2023, we had two individual vendors with cost of revenue concentration greater than 10% of our total cost of revenue accounting for 67.6% and 15.3% of the total cost of revenue, respectively.

Use of estimates - The preparation of financial statements, in accordance with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. The most significant estimates and assumptions affecting the financial statements relate to capitalized software, allowance for credit losses, and income tax valuation allowance. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

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

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires retrospective disclosure of significant segment expenses and other segment items on an annual and interim basis. Additionally, it requires disclosure of the title and position of the Chief Operating Decision Maker (“CODM”). This ASU is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. See Note 12 for the impact of adoption of this accounting pronouncement.

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

Note 3 – Allowance for Credit Losses

The activity in the allowance for credit losses was as follows during the years ended December 31, 2024 and 2023:

	2024	2023
Balance at the beginning of the year	$1,645,045	$1,440,678
Provision/(reversal of provision) for bad debts	(1,442,533)	786,549
Charge-offs	(62,587)	(582,189)
Recoveries	4,700	7
Balance at the end of the year	$144,625	$1,645,045

The allowance for credit losses at December 31, 2024 was $144,625, a decrease of $1,500,420 from December 31, 2023. During 2024, we made an adjustment to the allowance for expected credit losses for a balance due from a former client in 2022.

The client has since paid off their full outstanding balance and no longer has any obligation to us as of December 31, 2024.

Note 4– Property and Equipment

The net carrying value of property and equipment at December 31, 2024 and 2023 was as follows:

	2024	2023
Furniture and fixtures	$293,152	$293,152
Equipment	1,192,071	1,292,528
Capitalized software development costs	17,940,976	16,159,517
Leasehold improvements	465,885	458,885
Subtotal	19,892,084	18,204,082
Less: accumulated depreciation and amortization	(18,099,181)	(16,523,294)
Total	$1,792,903	$1,680,788

Depreciation and amortization  expense was $1,745,261 and $1,670,868, respectively, for the years ended December 31, 2024 and 2023. During the year ended December 31, 2024, we disposed of approximately $169,000 of fully depreciated equipment that was no longer in use. There was no cash inflow or outflow associated with this transaction, and no gain or loss was recorded.

Note 5 – Intangible Assets and Goodwill

The following is a schedule of intangible assets and goodwill as of December 31, 2024:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	2024 Amortization

Customer list, Google	20 years	$8,820,000	$(5,659,500)	$3,160,500	$441,000
Customer list	5 years	1,931,250	(1,931,250)	—	225,312
Brand name	5 years	643,750	(643,750)	—	75,104
Customer relationships	20 years	570,000	(225,625)	344,375	28,500
Trade names, web properties	-	390,000	—	390,000	—
Intangible assets classified as long-term		$12,355,000	$(8,460,125)	$3,894,875	$769,916

Goodwill, total		$9,853,342	$—	$9,853,342	$—

The following is a schedule of intangible assets and goodwill as of December 31, 2023:

	Term	Carrying Value	Accumulated Amortization	Net Carrying Value	2023 Amortization
Customer list, Google	20 years	$8,820,000	$(5,218,500)	$3,601,500	$441,000
Technology	5 years	3,600,000	(3,600,000)	—	—
Customer list	5 years	1,931,250	(1,705,938)	225,312	386,250
Customer list, all other	10 years	1,610,000	(1,610,000)	—	—
Brand name	5 years	643,750	(568,646)	75,104	128,750
Customer relationships	20 years	570,000	(197,125)	372,875	28,500
Trade names, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$17,565,000	$(12,900,209)	$4,664,791	$984,500

Goodwill, total		$9,853,342	$—	$9,853,342	$—

___________

(1)	The trade names related to our web properties have an indefinite life, and as such are not amortized.

Our amortization expense over the next five years and thereafter is as follows:

2025	$469,500
2026	469,500
2027	469,500
2028	469,500
2029	469,500
Thereafter	1,157,375
Total	$3,504,875

Note 6 - Bank Debt

On March 1, 2023, we entered into Amendment No. 1 to Loan and Security Agreement and Collateral Documents (“Agreement”) with Mitsubishi HC Capital America, Inc., f/k/a/ Hitachi Capital America Corp. (“MHCA”). Under the terms of the Agreement, MHCA provided us with a $5,000,000 line of credit commitment. We were permitted to borrow up to 85% of the aggregate Eligible Accounts Receivable, up to the maximum credit commitment of $5,000,000. We paid MHCA monthly interest at the rate of 1.75% in excess of the Wall Street Journal Prime Rate. We paid MHCA an amendment fee of $10,000 on issuance of the Agreement, and thereafter an annual commitment fee of $10,000. We also paid MHCA a quarterly service fee of 0.20% on the monthly unused amount of the maximum credit line. All obligations to MHCA have been satisfied and the Agreement was terminated on July 31, 2024. At December 31, 2024 and 2023, there were no outstanding balances due under the Agreement.

On July 30, 2024, we entered into a Financing and Security Agreement and Collateral Documents (“Financing Agreement”) with SLR Digital Finance LLC (“SLR”). Under the terms of the Financing Agreement, SLR has provided us with a $10,000,000 line of credit commitment. We are permitted to borrow up to 90% of eligible accounts receivable as defined in the Financing Agreement, up to the maximum credit commitment of $10,000,000. Availability as of December 31, 2024 equaled the maximum credit commitment of $10,000,000. We will pay SLR monthly interest at the rate of 1.0% in excess of the Prime Rate but not less than 7%. The Prime Rate was 7.5% as of December 31, 2024. The Financing Agreement has a three year term. The Financing Agreement contains certain affirmative and negative covenants to which we are also subject. We agreed to pay SLR an annual facility fee of 0.80% of the maximum credit commitment. We also agreed to pay a minimum utilization amount of the interest rate multiplied by difference between $500,000 and the average daily outstanding loan during a month. We are obligated to pay SLR a monthly service fee of 0.15% of the average net amount of outstanding loans during each month. If we terminate the Financing Agreement prior to the second anniversary of the effective date, an amount equal to 1.0% of the maximum credit commitment will be due as an early termination payment and if we terminate after the second anniversary of the effective date but prior to the end of the term, an amount equal to 0.25% of the maximum credit commitment will be due. Repayment of the financing agreement will be made through collections from eligible accounts receivable.

At December 31, 2024, the outstanding balances due under the Financing Agreement was $0.

Note 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31, 2024 and 2023:

	2024	2023
Accrued marketing costs	$7,872,564	$5,717,983
Accrued expenses and other	917,588	622,960
Accrued commissions and payroll	386,340	1,544,460
Arkansas grant contingency	—	35,000
Accrued taxes, current portion	8,969	6,076
Total	$9,185,461	$7,926,479

Note 8 - Commitments

On September 17, 2021, we signed a multi-year agreement with a business development partner to provide referral and support services to us. The agreement required an advance fee of $1.5 million. The advance was being amortized as marketing expenses over five years. During the year ended December 31, 2024, we recorded an impairment to the asset bringing the balance to $0, as no significant revenue has been realized within 2024 and therefore management determined future revenue under this arrangement is uncertain. As of December 31, 2023, $700,000 had been amortized and the balance was $800,000.

Note 9 - Income Taxes

The provision for income taxes consists of the following at December 31, 2024 and 2023:

	2024	2023
Current tax provision	$—	$—
Deferred tax (expense)/benefit	(8,030)	17,764
Total tax benefit	$(8,030)	$17,764

A reconciliation of the expected federal statutory rate to our actual rate as reported for each of the periods presented is as follows:

	2024	2023
Federal statutory rate	21%	21%
State income tax rate, net of federal benefit	3%	1%
Permanent differences	6%	4%
Change in valuation allowance	(30%)	(26%)
	—%	—%

Deferred Income Taxes

Deferred income taxes are the result of temporary differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry-forwards. For the year ended December 31, 2024, we recognized a deferred tax expense of $8,030. For the year ended December 31, 2023, we recognized a deferred tax benefit of $17,764.

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

We assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in the consolidated balance sheets. We evaluate the realizability of our deferred tax assets on a regular basis, an exercise that requires significant judgment. In the course of this evaluation, we considered our recent history of tax losses, the economic conditions in which we operate, recent organizational changes and our forecasts and projections. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance for a significant portion of the net deferred tax assets that may not be realized as of December 31, 2024 and 2023.

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2024 and 2023:

	2024	2023
Deferred tax assets:
Net operating loss carry forward	$40,482,038	$38,860,119
Intangible assets	972,200	1,011,900
Accrued liabilities	247,800	541,200
Deferred rent	—	19,200
Allowance for credit losses	40,500	461,000
Stock compensation expense	237,200	587,900
Interest expense	437,400	362,600
Other	40,300	40,900
Subtotal	42,457,438	41,884,819
Less valuation allowance	(41,477,681)	(40,619,657)
Total	979,757	1,265,162
Deferred tax liabilities:
Intangible assets and property and equipment	472,423	826,300
Amortization of Goodwill	604,600	528,100
Total	1,077,023	1,354,400
Net deferred tax liabilities	$(97,266)	$(89,238)

The net operating losses amounted to approximately $112.8 million and expire beginning 2026 through 2038. Included in the federal net operating loss carryforwards are $44.3 million generated from 2018 to 2024 that will not expire and are limited to offset 80% of our taxable income for years beginning after December 31, 2020.

As of December 31, 2024, the Company has a net deferred tax liability of $97,266. The net deferred tax liability is due to goodwill that is amortized for tax purposes and a trade name that has an indefinite life, of which both are not being amortized for book purposes.

The deferred tax liability relating to goodwill and trade name can only be offset by 30% of interest limited by 163(j), the remainder, can be offset by up to 80% by NOLs generated in tax years ending December 31, 2018 and beyond, subject to IRC Section 382 limitations. The remaining portion that cannot be used remains as a liability. In future years, if the deferred tax assets are determined by management to be “more likely than not” to be realized, the recognized tax benefits relating to the reversal of the valuation allowance as of December 31, 2024 will be recorded.

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

The Company’s tax returns are subject to tax examinations by U.S. federal and state tax authorities until the respective statutes of limitation expire. The Company is subject to tax examinations by tax authorities for all taxation years commencing on or after 2006. Carryforward attributes generated in all years since inception remain subject to adjustment. Our state income tax returns are open to audit under the statute of limitations for the same periods.

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

On January 1, 2022, in accordance with the plan provisions, the number of shares available for issuance under the 2017 ECP was increased by 150,000 shares. On June 16, 2022, our stockholders approved an amendment to the 2017 ECP to cease the annual increase of 150,000 shares and a one time increase of the number of shares of our common stock reserved for issuance by 15,000,000 shares. As of December 31, 2024, the total number of shares of our common stock reserved for issuance under the 2017 ECP was 24,550,000.

Compensation Expense

We recorded stock-based compensation expense for all equity incentive plans of $1,501,444 and $1,986,296 for the years ended December 31, 2024 and 2023, respectively. Total compensation cost not yet recognized at December 31, 2024 was $2,192,992 which will be recognized over the next three years.

The following table summarizes the stock grants outstanding under our 2017 ECP plan as of December 31, 2024:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised/Vested	Available Shares	Total
Total	—	13,216,020	10,014,116	1,319,864	24,550,000

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

The following table summarizes the weighted average assumptions for our granted options and RSUs. There were no options granted in the period ended December 31, 2024.

The following table summarizes our restricted stock unit activity for 2024:

	Restricted Stock Unit	Weighted Average Fair Value
Outstanding, beginning of year	7,010,016	$0.48
Granted	9,737,537	$0.33
Vested	(3,379,995)	$0.63
Forfeited	(151,538)	$0.44
Outstanding, end of year	13,216,020	$0.33

Note 11 – Stockholders' Equity

Common Stock

On May 30, 2023, we raised $4.0 million in gross proceeds in a registered direct offering, before expenses, through the sale of an aggregate of 16,000,000 shares of our common stock.

Warrants

On September 17, 2021, we signed an agreement with a marketing platform and consulting company to provide referral and support services to us for a period of five years (see Note 8 – Commitments). As part of that agreement, we granted a seven year warrant exercisable into 300,000 shares of our common stock, at $0.72 per share, which vests in two tranches when certain performance metrics are achieved. The warrant was valued using the Black Scholes option pricing model at a total of $149,551 based on a seven-year term, an implied volatility of 100%, a risk-free equivalent yield of 1.17%, and a stock price of $0.71. The warrant is classified as equity and will be expensed over the vesting period of each tranche if the performance criteria are achieved. On August 31, 2022, 85,862 shares vested in accordance with the contracted performance criteria. On August 31, 2023, 21,136 shares vested. For the second tranche, we reversed approximately $7,900 for the year ended December 31, 2023 due to a change in the probability of performance criteria being achieved. In accordance with our agreement, after the second anniversary of the original issue date of the warrants, any interests in warrant shares that have not vested pursuant to the terms and conditions of the agreement were deemed forfeited and shall never become exercisable. At the period ended December 31, 2024, approximately 193,000 shares have been forfeited and approximately 107,000 shares underlying the warrant have vested.

Earnings per Share

During the 2024 and 2023, we generated a net loss from continuing operations and as a result, all of our shares are anti-dilutive.

Note 12 – Segment Reporting

Inuvo, Inc. (the "Company") operates as a single reportable segment that places digital advertising throughout devices, websites, applications and browsers across social, search and programmatic advertising channels, facilitating the delivery of millions of advertising messages monthly. The Chief Operating Decision Maker ("CODM"), identified as the Chief Executive Officer, evaluates the Company's financial performance and makes resource allocation decisions based on consolidated financial information

Measure of Segment Profit or Loss

The CODM evaluates performance and allocates resources based on contribution margin, which is calculated as revenue after deducting marketing expenses, exchange fees, and publisher payments. Exchange fees and publisher payments are classified as cost of revenue. The resulting contribution margin covers Inuvo's fixed costs and profit.

Significant Segment Expenses

The Company reports total revenue and significant expenses provided to the CODM, which include cost of revenue, marketing, and compensation expenses. These expenses are regularly reviewed to assess operating performance. The following table presents these expenses:

	For the year ended December 31,
	2024	2023
Revenue	$83,793,859	$73,911,528
Cost of Revenue	12,033,777	10,477,272
Marketing	59,663,061	51,982,572
Professional Fees	1,821,837	2,060,932
IT Costs	1,270,536	993,105
Provision/(reversal of provision) for bad debts	(1,442,533)	786,549
Depreciation and Amortization	2,515,177	2,751,558
Other	1,380,032	1,458,746
Compensation	12,065,783	13,793,309
Segment Operating Profit (Loss)	$(5,513,811)	$(10,392,515)

Other segment expenses include facilities costs, travel and entertainment expenses and various other corporate expenses.

Geographic Information

The Company's operations are based in the United States, and substantially all revenue is derived from U.S. clients.

Note 13 – Retirement Plan Costs

We provide a 401(k) plan to help our employees prepare for retirement where we matched each employee's contributions to the plan up to the first four % of the employee's annual salary. The matching contribution for the years ended 2024 and 2023 was $383,649 and $370,782, respectively.

Note 14 – Leases

We have entered into operating and finance leases primarily for real estate and equipment rental. These leases have terms which range from three years to six years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating and finance leases are listed as separate line items on our consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligations to make lease payments are also listed as separate line items on our consolidated balance sheets. As of December 31, 2024 and December 31, 2023, total operating and financed right-of use assets were $913,439 and $18,209, and $805,786 and $72,560, respectively.

For the years-ended December 31, 2024 and 2023, we recorded $54,356 and $96,190 in amortization expense related to finance leases.

For the years-ended December 31, 2024 and 2023, we recorded $334,243 and $358,667 respectively, in rent expense related to operating leases.

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

Information related to our operating lease liabilities for are as follows:

December 31, 2024
Cash paid for operating lease liabilities	$350,401
Weighted-average remaining lease term	2.78 years
Weighted-average discount rate	10.5%

Minimum future lease payments ended December 31, 2024
2025	$349,194
2026	354,565
2027	237,867
2028	233,727
2029	19,526
1,194,879
Less imputed interest	(197,007)
Total lease liabilities	$997,872

Information related to our financed lease liabilities are as follows:

December 31, 2024
Cash paid for finance lease liabilities	$50,801
Weighted-average remaining lease term	.76 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended December 31, 2024

2025	18,491
18,491
Less imputed interest	(282)
Total lease liabilities	$18,209

Note 15 - Related Parties

During August 2023, we entered into a referral agreement with a board member of the Company. An initial fee of $15,000 was agreed upon, payable upon the execution of the agreement. Subsequently, a monthly retainer of $5,000, paid in advance, was established, starting from September 1, 2023. Either party has the right to terminate this agreement at any time and for any reason. Termination requires fourteen (14) days written notice to be provided to the other party. For the twelve months ended December 31, 2024, we recognized approximately $15,000 in expense. For the twelve months ended December 31, 2023, we recognized approximately $35,000 in expense.

During the year ended December 31, 2024, the Company engaged in a transaction with First Orion Corp., a company in which one of our directors holds a significant interest. The transaction involved the sale of services amounting to approximately $95,000. These transactions were conducted in the ordinary course of business.

During the year ended December 31, 2024, the Company engaged in a transaction with James & James, a company in which one of our directors holds a significant interest. The transaction involved the sale of services amounting to approximately $170,000. These transactions were conducted in the ordinary course of business.

Note 16 - Subsequent Event

In January 2025, Inuvo, Inc. utilized the ATM Agreement (see Note 1 – Organization and Business) and we sold 1,594,313 shares of common stock for gross proceeds of $1,163,491. The ATM program allows the Company to raise capital from time to time through sales of common stock at prevailing market prices, subject to volume limitations and market conditions. The proceeds from the ATM offering are intended to be used for general corporate purposes, including working capital, strategic investments, and operational expansion.

