Form 10-Q
period 2025-03-31
Inuvo, Inc.
filed 2025-05-09
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	May 2, 2025
Common Stock	144,253,434

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

These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing in this report, together with those appearing in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission ("SEC") on February 27, 2025 and our subsequent filings with the SEC.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Inuvo,” the “Company,” “we,” “us,” “our” and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “first quarter 2025” means for the three months ended March 31, 2025, “first quarter 2024” means for the three months ended March 31, 2024,  “2024” means the fiscal year ended December 31, 2024 and “2025” means the fiscal year ending December 31, 2025. The information which appears on our corporate web site at www.inuvo.com and our various social media platforms are not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2025 (Unaudited) and December 31, 2024

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$2,561,993	$2,459,245
Accounts receivable, net of allowance for credit losses of $176,249 and $144,625, respectively.	12,022,440	12,545,771
Prepaid expenses and other current assets	738,995	639,805
Total current assets	15,323,428	15,644,821

Property and equipment, net	1,793,966	1,792,903
Other assets
Goodwill	9,853,342	9,853,342
Intangible assets, net of accumulated amortization	3,777,499	3,894,875
Right of use assets - operating lease	853,496	913,439
Right of use assets - finance lease	12,118	18,209
Other assets	78,342	78,342
Total other assets	14,574,797	14,758,207

Total assets	$31,692,191	$32,195,931

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,257,005	$8,422,351
Accrued expenses and other current liabilities	9,940,434	9,185,461
Lease liability - operating lease	269,028	259,867
Lease liability - finance lease	12,119	18,209
Total current liabilities	17,478,586	17,885,888

Long-term liabilities
Deferred tax liability	99,942	97,266
Lease liability - operating lease	666,949	738,005
Total long-term liabilities	766,891	835,271

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares 500,000, none issued and outstanding	-	-
Common stock, $0.001 par value:
Authorized shares 200,000,000; issued and outstanding shares 143,615,273 and 140,502,039, respectively.	143,614	140,501
Additional paid-in capital	187,771,933	186,543,283
Accumulated deficit	(174,468,833)	(173,209,012)
Total stockholders' equity	13,446,714	13,474,772
Total liabilities and stockholders' equity	$31,692,191	$32,195,931

See accompanying notes to the consolidated financial statements.

INUVO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net revenue	$26,708,032	$17,023,777
Cost of revenue	5,620,941	2,099,042
Gross profit	21,087,091	14,924,735
Operating expenses
Marketing costs	17,512,994	13,102,644
Compensation	3,599,321	3,224,859
General and administrative	1,744,563	688,510
Total operating expenses	22,856,878	17,016,013
Operating loss	(1,769,787)	(2,091,278)
Financing expense, net of interest income	(27,929)	(20,380)
Other income	540,571	-
Income tax expense	(2,676)	-
Net loss	(1,259,821)	(2,111,658)
Other comprehensive income
Comprehensive loss	$(1,259,821)	$(2,111,658)

Per common share data
Basic and diluted:
Net loss	$(0.01)	$(0.02)

Weighted average shares
Basic	142,719,274	138,789,669
Diluted	142,719,274	138,789,669

See accompanying notes to the consolidated financial statements.

INUVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

For the Three Months Ended March 31,

2025
	Common Stock		Additional Paid in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance as of December 31, 2024	140,502,039	$140,501	$186,543,283	$(173,209,012)	$13,474,772
Net loss				(1,259,821)	(1,259,821)
Stock-based compensation			304,284		304,284
Stock issued for vested restricted stock units	1,518,921	1,519	(1,519)		—
Shares withheld for taxes on vested restricted stock units			(201,359)		(201,359)
At-the-market sale of common stock	1,594,313	1,594	1,127,244		1,128,838
Balance as of March 31, 2025	143,615,273	$143,614	$187,771,933	$(174,468,833)	$13,446,714

2024
	Common Stock		Additional Paid in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance as of December 31, 2023	137,983,918	$137,983	$184,291,414	$(167,447,211)	$16,982,186
Net loss				(2,111,658)	(2,111,658)
Stock-based compensation			396,312		396,312
Stock issued for vested restricted stock units	1,444,866	1,445	(1,445)		—
Shares withheld for taxes on vested restricted stock units			(161,973)		(161,973)
Balance as of March 31, 2024	139,428,784	$139,428	$184,524,308	$(169,558,869)	$15,104,867

INUVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Operating activities:
Net loss	$(1,259,821)	$(2,111,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	568,042	673,203
Amortization of right of use assets - financing	6,090	18,649
Amortization of right of use assets - operating lease	59,945	56,959
Stock based compensation	304,284	396,312
Derecognition of contingency and grant	-	(5,000)
Amortization of financing fees	-	833
Impairment and amortization of referral and support services agreement advance	-	75,000
Adjustment to expected losses on accounts receivable	31,624	(1,100,000)
Deferred income tax expense	2,676	-
Change in operating assets and liabilities:
Accounts receivable	491,707	1,616,597
Prepaid expenses, other current assets and other assets	(99,191)	57,245
Accrued expenses and other liabilities	754,973	107,865
Accounts payable	(1,165,346)	(1,101,313)
Lease liability - operating lease	(61,895)	(40,284)
Net cash used in operating activities	(366,912)	(1,355,592)
Investing activities:
Purchases of equipment and capitalized development costs	(451,729)	(472,228)
Net cash used in investing activities	(451,729)	(472,228)
Financing activities:
Proceeds from at-the-market sales	1,128,838	-
Principal payments on finance lease obligations	(6,090)	(18,705)
Net taxes paid on restricted stock unit grants exercised	(201,359)	(161,972)
Net cash provided by/(used in) financing activities	921,389	(180,677)
Net change – cash	102,748	(2,008,497)
Cash and cash equivalent, beginning of year	2,459,245	4,440,454
Cash and cash equivalent, end of period	$2,561,993	$2,431,957
Supplemental information:
Interest paid	$125,726	$36,914
Acquisition of right of use asset for operating lease liability	$-	$335,286

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

Inuvo’s AI technology solves the identity challenge by leveraging artificial intelligence, data analytics, and automation that can optimize the purchase and placement of advertising in real time without consumer data. The technology can be consumed by Agency & Brands clients as a managed service or self-service (SaaS). Additionally, Inuvo has developed proprietary technology and assets tailored to certain clients that include digital content, websites, automated campaigns, ad fraud detection, performance reporting, and predictive media mix modeling.

Both Agencies & Brands and Platforms benefit from Inuvo’s ability to intelligently process vast amounts of data, detect patterns in behavior, and enhance advertising efficiency, whether through direct media execution or integration into existing campaign management systems. These capabilities are typically sold with services both individually and in combination with each other based on client needs. Agencies & Brands utilize our artificial intelligence-based consumer intent recognition system to reach highly targeted mobile and desktop In-Market audiences with precision. The solution can serve multiple creative formats including display, video, audio and native across multiple device types including desktop, mobile, tablet, connected/smart TV and game consoles. The technology can be consumed by Agency & Brands clients as a managed service or self-service (SaaS). For our Platform clients we utilize a collection of data, analytics, software, content management and website creation technologies to align merchant advertising messages with online content.

Inuvo’s intellectual property is protected by 20 issued and four pending patents.

Liquidity

Our principal sources of liquidity are the sale of our common stock and our credit facility discussed in Note 5– Bank Debt.

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

We will pay Wainwright a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of Shares. For the three-month period ended March 31, 2025, we utilized the ATM Agreement and sold 1,594,313 shares of common stock for gross proceeds of $1,163,491.

On July 31, 2024, we entered into a Financing and Security Agreement (the "Financing Agreement”) with SLR Digital Finance LLC ("SLR”), effective July 30, 2024. Pursuant to the terms of the Financing Agreement, SLR will finance up to $10 million dependent upon eligible receivables. See Note 5– Bank Debt.

As of March 31, 2025, we have approximately $2.6 million in cash and cash equivalents. Our net working capital deficit was approximately $2.2 million. In March 2025, we received a payment from the Internal Revenue Service totaling $610,352, which was recorded as other income and interest income, in connection with an amended form filed in May 2023 for the Employee Retention Credit related to the first quarter of 2021. Additionally, our  investing activities totaled $451,729 for the three-month period ended March 31, 2025. This amount primarily consists of internally developed software costs, which are largely comprised of fixed labor costs, along with other capitalized expenditures. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. Through March 31, 2025, our accumulated deficit was $174.5 million.

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

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The consolidated financial statements presented are for Inuvo and its subsidiaries. The accompanying unaudited consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying consolidated balance sheet as of December 31, 2024, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States ("GAAP"). In our opinion, these consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 27, 2025.

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

For the three-month period ended March 31, 2025, we generated $26,708,032 in revenue of which 88.7% was from Platforms and 11.3% from Agencies & Brands. For the three-month period ended March 31, 2024, we generated $17,023,777 in revenue of which 86.5% was from Platforms and 13.5% from Agencies & Brands.

Customer concentration

For the three-month period ended March 31, 2025, two Platform customers accounted for 70.8% and 17.4%, of our overall revenue, respectively. Those same customers accounted for 51.9% and 27.5% of our gross accounts receivable balance as of March 31, 2025. For the three-month period ended March 31, 2024, one Platform customer accounted for 75.9% of our overall revenue.  As of March 31, 2024, that same customer accounted for 53.8% of our gross accounts receivable balance.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as, disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024. The adoption has an impact on disclosures with no impact to the Company’s consolidated results of operations, cash flows, nor financial position.

In March 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses, which requires additional disclosures of the nature of certain expenses within income statement captions. The standard introduces a tabular disclosure of specified natural expense categories (e.g., inventory purchases, employee compensation, depreciation, amortization) included within relevant line items on the face of the income statement, along with qualitative descriptions of remaining amounts. It also requires disclosure of certain expense, gain, or loss amounts already required under U.S. GAAP and the total amount of selling expenses, including the definition of selling expenses in annual periods. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The adoption will affect disclosures only and is not expected to impact the Company’s consolidated results of operations, cash flows, or financial position.

Note 3 – Property and Equipment

The net carrying value of property and equipment was as follows as of:

	March 31, 2025	December 31, 2024
Furniture and fixtures	$293,152	$293,152
Equipment	1,219,421	1,192,071
Capitalized software development costs	18,365,353	17,940,976
Leasehold improvements	465,885	465,885
Subtotal	20,343,811	19,892,084
Less: accumulated depreciation and amortization	(18,549,845)	(18,099,181)
Total	$1,793,966	$1,792,903

During the three months ended March 31, 2025 and March 31, 2024, depreciation and amortization expense was $450,666 and $427,078, respectively.

Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets and goodwill as of March 31, 2025:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(5,769,751)	$3,050,249	$110,251
Customer list, ReTargeter	5 years	1,931,250	(1,931,250)	-	-
Brand name, ReTargeter	5 years	643,750	(643,750)	-	-
Customer relationships	20 years	570,000	(232,750)	337,250	7,125
Trade names, web properties (1)	-	390,000	-	390,000	-
Intangible assets classified as long-term		$12,355,000	$(8,577,501)	$3,777,499	$117,376

Goodwill, total	-	$9,853,342	$-	$9,853,342	$-

(1)	The trade names related to our web properties have an indefinite life, and as such are not amortized.

Amortization expense over the next five years and thereafter is as follows:

2025 (remainder of year)	$352,124
2026	469,500
2027	469,500
2028	469,500
2029	469,500
Thereafter	1,157,375
Total	$3,387,499

The following is a schedule of intangible assets and goodwill as of December 31, 2024 and amortization expense for the three months ended March 31, 2024:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	2024 Amortization

Customer list, Google	20 years	$8,820,000	$(5,659,500)	$3,160,500	$110,250
Customer list, ReTargeter	5 years	1,931,250	(1,931,250)	-	96,562
Brand name, ReTargeter	5 years	643,750	(643,750)	-	32,188
Customer relationships	20 years	570,000	(225,625)	344,375	7,125
Trade names, web properties	-	390,000	-	390,000	-
Intangible assets classified as long-term		$12,355,000	$(8,460,125)	$3,894,875	$246,125

Goodwill, total		$9,853,342	$-	$9,853,342	$-

Note 5 – Bank Debt

On March 1, 2023, we entered into Amendment No. 1 to Loan and Security Agreement and Collateral Documents (“Agreement”) with Mitsubishi HC Capital America, Inc., f/k/a/ Hitachi Capital America Corp. (“MHCA”). Under the terms of the Agreement, MHCA provided us with a $5,000,000 line of credit commitment. We were permitted to borrow up to 85% of the aggregate Eligible Accounts Receivable, up to the maximum credit commitment of $5,000,000. We paid MHCA monthly interest at the rate of 1.75% in excess of the Wall Street Journal Prime Rate. We paid MHCA an amendment fee of $10,000 on issuance of the Agreement, and thereafter an annual commitment fee of $10,000. We also paid MHCA a quarterly service fee of 0.20% on the monthly unused amount of the maximum credit line. All obligations to MHCA have been satisfied and the Agreement was terminated on July 31, 2024. At December 31, 2024, there were no outstanding balances due under the Agreement.

On July 30, 2024, we entered into a Financing and Security Agreement and Collateral Documents (“Financing Agreement”) with SLR Digital Finance LLC (“SLR”). Under the terms of the Financing Agreement, SLR has provided us with a $10,000,000 line of credit commitment. We are permitted to borrow up to 90% of eligible accounts receivable as defined in the Financing Agreement, up to the maximum credit commitment of $10,000,000. Availability as of March 31, 2025 equaled the maximum credit commitment of $10,000,000. We will pay SLR monthly interest at the rate of 1.0% in excess of the Prime Rate but not less than 7%. The Prime Rate was 7.5% as of March 31, 2025. The Financing Agreement has a three year term. The Financing Agreement contains certain affirmative and negative covenants to which we are also subject. We agreed to pay SLR an annual facility fee of 0.80% of the maximum credit commitment. We also agreed to pay a minimum utilization amount of the interest rate multiplied by difference between $500,000 and the average daily outstanding loan during a month. We are obligated to pay SLR a monthly service fee of 0.15% of the average net amount of outstanding loans during each month. If we terminate the Financing Agreement prior to the second anniversary of the effective date, an amount equal to 1.0% of the maximum credit commitment will be due as an early termination payment and if we terminate after the second anniversary of the effective date but prior to the end of the term, an amount equal to 0.25% of the maximum credit commitment will be due. Repayment of the financing agreement will be made through collections from eligible accounts receivable.

At March 31, 2025 and December 31, 2024 the outstanding balances due under the Financing Agreement was $0.

Note 6 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	March 31, 2025	December 31, 2024
Accrued marketing costs	$8,243,219	$7,872,564
Accrued compensation	910,422	386,340
Accrued professional fees and other	778,870	917,588
Accrued taxes, current portion	7,923	8,969

Total	$9,940,434	$9,185,461

Note 7 – Commitments

On September 17, 2021, we signed a multi-year agreement with a business development partner to provide referral and support services to us. The agreement required an advance fee of $1.5 million. The advance was being amortized as marketing expenses over five years. During the year ended December 31, 2024, we recorded an impairment to the asset in the amount of $800,000 bringing the balance to $0. For the three months ended March 31, 2025 and 2024 amortization of the advance amounted to $0 and $75,000, respectively.

Note 8 – Income Taxes

As of March 31, 2025, we have $2,676 deferred income tax expense and incur only the minimum state taxes which are included in operating expenses. We have deferred tax assets of $42,874,783. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance of $41,895,025 for the deferred tax assets that may not be realized as of March 31, 2025. We also have deferred tax liabilities totaling $1,079,700 as of March 31, 2025, related to intangible assets acquired in March 2012 and February 2017. These balances are presented as a net deferred tax liability of $99,942 composed of indefinite lived intangible assets. As of December 31, 2024, the Company had a net deferred tax liability of $97,266. The net deferred tax liability is due to goodwill and trade name that are amortized for tax purposes both of which are not being amortized for book purposes.

Note 9 – Stock-Based Compensation

We maintain a stock-based compensation program intended to attract, retain and provide incentives for talented employees and directors and align stockholder and employee interests. During the 2025 and 2024 periods, we granted restricted stock units ("RSUs") from the 2017 Equity Compensation Plan, as amended (“2017 ECP”). RSU vesting periods are generally up to three years and/or based upon achieving certain financial targets.

As of March 31, 2025, the total number of authorized shares of our common stock under the 2017 ECP was 24,550,000.

Compensation Expense

For the three months ended March 31, 2025 and March 31, 2024, we recorded stock-based compensation expense for all equity incentive plans of $304,284 and $396,312, respectively. Total compensation cost not yet recognized at March 31, 2025 was $1,979,433, which will be recognized over the next three years.

The following table summarizes the stock grants outstanding under 2017 ECP for the three months ended March 31, 2025:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total Awards Authorized
Total	-	11,036,250	12,263,884	1,249,866	24,550,000

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

The following table summarizes the weighted average assumptions for our granted options and RSUs. There were no options granted in the three months ended March 31, 2025:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	13,216,020	$0.33
Granted	535,000	$0.49
Vested	(2,249,768)	$0.40
Canceled	(465,002)	$0.37
Outstanding, end of period	11,036,250	$0.32

Note 10 – Stockholders' Equity

Warrants

On September 17, 2021, we signed an agreement with a marketing platform and consulting company to provide referral and support services to us for a period of five years (see Note 7 – Commitments). As part of that agreement, we granted a seven year warrant exercisable into 300,000 shares of our common stock, at $0.72 per share, which vests in two tranches when certain performance metrics are achieved. The warrant was valued using the Black Scholes option pricing model at a total of $149,551 based on a seven-year term, an implied volatility of 100%, a risk-free equivalent yield of 1.17%, and a stock price of $0.71. The warrant is classified as equity and will be expensed over the vesting period of each tranche if the performance criteria are achieved. On August 31, 2022, 85,862 shares vested in accordance with the contracted performance criteria. On August 31, 2023, 21,136 shares vested. For the second tranche, we reversed approximately $7,900 for the year ended December 31, 2023 due to a change in the probability of performance criteria being achieved. In accordance with our agreement, after the second anniversary of the original issue date of the warrants, any interests in warrant shares that have not vested pursuant to the terms and conditions of the agreement were deemed forfeited and shall never become exercisable. At the period ended March 31, 2025, approximately 193,000 shares have been forfeited and approximately 107,000 shares underlying the warrant have vested.

Earnings per Share

For the three-month period ended March 31, 2025 and 2024, we generated a net loss from continuing operations and as a result, any potential common shares are anti-dilutive.

Note 11 – Segment Reporting

Inuvo, Inc. (the "Company") operates as a single reportable segment that places digital advertising throughout devices, websites, applications and browsers across social, search and programmatic advertising channels, facilitating the delivery of millions of advertising messages monthly. The Chief Operating Decision Maker ("CODM"), identified as the Chief Executive Officer, evaluates the Company's financial performance and makes resource allocation decisions based on consolidated financial information.

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

Significant Segment Expenses

The Company reports total revenue and significant expenses provided to the CODM, which include cost of revenue, marketing, and compensation expenses. These expenses are regularly reviewed to assess operating performance. The following table presents these expenses:

	For the Three Months Ended March 31,
	2025	2024
Revenue	$26,708,032	$17,023,777
Cost of Revenue	5,620,941	2,099,042
Marketing	17,512,994	13,102,644
Professional Fees	476,303	463,693
IT Costs	324,018	296,849
Provision/(reversal of provision) for bad debts	31,624	(1,100,000)
Depreciation and Amortization	568,042	673,203
Other	344,576	354,764
Compensation	3,599,321	3,224,860
Segment Operating Profit (Loss)	$(1,769,787)	$(2,091,278)

Other segment expenses include facilities costs, travel and entertainment expenses and various other corporate expenses.

Geographic Information

The Company's operations are based in the United States, and substantially all revenue is derived from U.S. clients.

Note 12 – Leases

We have entered into operating and finance leases primarily for real estate and equipment rental. These leases have terms which range from three years to six years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating and finance leases are listed as separate line items on our consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligation to make lease payments is also listed as separate line items on our consolidated balance sheets.  As of March 31, 2025 and December 31, 2024, total operating and financed right-of-use assets were $853,496 and $12,118, and $913,439 and $18,209, respectively.

As of March 31, 2025 and 2024, we recorded $6,090 and $18,649, respectively, in amortization expense related to finance leases.

As of March 31, 2025 and 2024, we recorded $83,459 and $83,619, respectively, in rent expense related to operating leases.

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

Information related to our operating lease liabilities are as follows:

For the Three Months Ended March 31, 2025
Cash paid for operating lease liabilities	$93,917
Weighted-average remaining lease term	2.6 years
Weighted-average discount rate	10.5%

Minimum future lease payments ended March 31, 2025
2025 (remainder of year)	262,457
2026	354,565
2027	237,867
2028	233,727
2029	19,525
Thereafter	-
1,108,141
Less imputed interest	(172,164)
Total lease liabilities	$935,977

Information related to our financed lease liabilities are as follows:

For the Three Months Ended March 31, 2025
Cash paid for finance lease liabilities	$6,240
Weighted-average remaining lease term	0.5 years
Weighted-average discount rate	6.25%

Minimum future lease payments ended March 31, 2025
2025 (remainder of year)	12,251
2026	-
12,251
Less imputed interest	(132)
Total lease liabilities	$12,119

Note 13 – Allowance for Credit Losses

The activity in the allowance for credit losses was as follows during the three-month period ended March 31, 2025 and year ended December 31, 2024:

	2025	2024
Balance at the beginning of the year	$144,625	$1,645,045
Provision/(reversal of provision) for bad debts	31,624	(1,442,533)
Charge-offs	-	(62,587)
Recoveries	-	4,700
Balance at the end of the year	$176,249	$144,625

The allowance for credit losses at March 31, 2025 was $176,249, an increase of $31,624 from December 31, 2024. During 2024, we made an adjustment to the allowance for expected credit losses for a balance due from a former client in 2022. The client has since paid off their full outstanding balance and no longer has any obligation to us as of December 31, 2024.

Note 14 – Related Party Transactions

During the three-month period ended March 31, 2025, the Company engaged in a transaction with Gabriel Court Consortium, LLC, a company in which one of our directors holds a significant interest. The transaction involved the sale of services amounting to approximately $12,500. These transactions were conducted in the ordinary course of business.

During the three-month period ended March 31, 2025, the Company engaged in a transaction with First Orion Corp., a company in which one of our former directors holds a significant interest. The transaction involved the sale of services amounting to approximately $78,000. These transactions were conducted in the ordinary course of business.

During the three-month period ended March 31, 2025, the Company engaged in a transaction with James & James, a company in which one of our former directors holds a significant interest. The transaction involved the sale of services amounting to approximately $154,000. These transactions were conducted in the ordinary course of business.

Note 15 – Subsequent Events

None.

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

Inuvo’s AI technology solves this challenge and can be consumed by Agency & Brands clients both as a managed service and software-as-a-service. For certain clients, Inuvo has also developed various proprietary technology and assets that include digital content, websites, automated campaigns, ad fraud detection, performance reporting and predictive media mix modeling.

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

There are many barriers to entry associated with the Inuvo business model, including a proficiency in large language model based artificial intelligence, large scale information processing, software development, consumer data products, analytics, IOT (internet of things) integration and the relationships required to execute within the IOT. Inuvo’s intellectual property is protected by 20 issued and four pending patents.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The estimates and assumptions that management makes affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material. Our significant accounting policies related to Revenue Recognition, Equity-Based Compensation, Capitalized Software Costs, Goodwill, Long-lived Assets and others are described in Note 2 – Summary of Significant Accounting Policies of our Consolidated Financial Statements included elsewhere in this Report.

Results of Operations

	For the Three Months Ended March 31,
	2025	2024	Change	% Change
Net revenue	$26,708,032	$17,023,777	$9,684,255	56.9%
Cost of revenue	5,620,941	2,099,042	3,521,899	167.8%
Gross profit	$21,087,091	$14,924,735	$6,162,356	41.3%

Net Revenue

Revenue for the three-month period ended March 31, 2025, increased by 56.9% as compared to the same time period in 2024. Revenue increased 61% and 31% from Platform and Agencies & Brands customers, respectively. Our two largest Platform partners accounted for 70.8% and 17.4% of total revenue, respectively. Revenue from both partners grew significantly—one following the launch of a new product in 2023 that we have continued to expand, and the other after we introduced a new product in the fourth quarter of 2024.

Cost of Revenue

Cost of revenue is primarily composed of payments to website publishers and app developers that host advertisements. To a lesser extent, cost of revenue includes payments to advertising exchanges that provide access to digital inventory where we serve advertisements. The increase in cost of revenue for the period ended March 31, 2025, compared to the same time period in 2024 was related to the change in revenue mix due to increasing demand from Platform clients. The change in gross margin in the current year quarter, 79.0% compared to 87.7% in the same quarter last year was primarily due to a change in the revenue mix.

Operating Expenses

	For the Three Months Ended March 31,
	2025	2024	Change	% Change
Marketing costs	$17,512,994	$13,102,644	$4,410,350	33.7%
Compensation	3,599,321	3,224,859	374,462	11.6%
General and administrative	1,744,563	688,510	1,056,053	153.4%
Operating expenses	$22,856,878	$17,016,013	$5,840,865	34.3%

Marketing costs consist mostly of traffic acquisition (i.e., media) costs and include those expenses required to attract audiences to various web properties. Marketing costs for the three-month period ended March 31, 2025 compared to the same period in 2024 increased due to a higher costs associated with higher revenue from Platform clients.

Compensation expense was higher for the three-month period ended March 31, 2025, compared to the same time period in 2024 due primarily to a one-time accrual of an employee benefit of $335,000 and a higher incentive accrual. Our total employment, both full- and part-time, was 81 at March 31, 2025 compared to 93 at March 31, 2024.

General and administrative costs for the three months ended March 31, 2025, increased 153% compared to the same period in 2024. During 2024, we made a $1.1 million adjustment reducing the allowance for expected credit losses for a balance due from a former client in 2022. The client has since paid off their full outstanding balance and no longer has any obligation to us as of December 31, 2024.

Financing expense, net

Finance expense, net of interest income, for the three months ended March 31, 2025, was $27,929 compared to $20,380 in the same quarter last year. The Financing expense, net this year included $77,259 of interest income from the Internal Revenue Service for a delayed refund.

Other income, net

Other income was approximately $540,571 and $0 for the three months ended March 31, 2025 and 2024, respectively. In March 2025, the Company received a payment from the Internal Revenue Service totaling $610,352 in connection with an amended form filed in May 2023 for the Employee Retention Credit related to the first quarter of 2021. Of the total payment, $533,093 was recognized in Other Income, while $77,259 of interest was recorded in Financing expense, net.

Liquidity and Capital Resources

Our principal sources of liquidity are the sale of our common stock and our credit facility discussed in Note 5 - Bank Debt.

On May 7, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), to sell shares of our common stock, par value $0.001 per share, (the “Shares”), having an aggregate sales price of up to $15,000,000, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We will pay Wainwright a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of Shares. For the year ended December 31, 2024, we have not sold any shares of common stock under the ATM Agreement. For the three-month period ended March 31, 2025, we utilized the ATM Agreement and sold 1,594,313 shares of common stock for gross proceeds of $1,163,491.

On July 31, 2024, we entered into a Financing and Security Agreement (the "Financing Agreement”) with SLR Digital Finance LLC ("SLR”), effective July 30, 2024. Pursuant to the terms of the Financing Agreement, SLR will finance up to $10 million dependent upon eligible receivables. Availability as of December 31, 2024 equaled the maximum credit commitment of $10,000,000. See Note 5 – Bank Debt to our Consolidated Financial Statements.

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

As of March 31, 2025, we have approximately $2.6 million in cash and cash equivalents. Our net working capital deficit was approximately $2.2 million. In March 2025, we received a payment from the Internal Revenue Service totaling $610,352, which was recorded as other income and interest income, in connection with an amended form filed in May 2023 for the Employee Retention Credit related to the first quarter of 2021. Additionally, our investing activities totaled $451,729 for the three-month period ended March 31, 2025. This amount primarily consists of internally developed software costs, which are largely comprised of fixed labor costs, along with other capitalized expenditures. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. Through March 31, 2025, our accumulated deficit was $174.5 million.

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

Cash Flows

The table below sets forth a summary of our cash flows for the three months ended March 31, 2025 and 2024:

	For the Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(366,912)	$(1,355,592)
Net cash used in investing activities	$(451,729)	$(472,228)
Net cash provided by/(used in) financing activities	$921,389	$(180,677)

Cash Flows - Operating

Net cash used in operating activities was $366,912 during the three months ended March 31, 2025. We reported a net loss of $1,259,821, which included non-cash expenses of depreciation and amortization expense of $568,042, depreciation of right of use assets of $6,090 and stock-based compensation expense of $304,284. The change in operating assets and liabilities during the three months ended March 31, 2025 was a net use of cash of $79,752 primarily due to a decrease in the accounts payable balance of $1,165,346, offset by the decrease in accounts receivable balance of $491,707 and an increase in accrued expenses and other current liabilities of $754,973. Our terms are such that we generally collect receivables prior to paying trade payables; however, our Media sales arrangements typically have slower payment terms than the terms of related payables.

During the comparable three-month period in 2024, cash used in operating activities was $1,355,592 from a net loss of $2,111,658 that included several non-cash expenses of depreciation and amortization expense of $673,203 and stock-based compensation expense of $396,312, offset by a reduction to the allowance for expected credit losses of $1.1 million. The change in operating assets and liabilities during the three months ended March 31, 2024, was a net provision of cash of $640,110.

Cash Flows - Investing

Net cash used by investing activities was $451,729 for the three months ended March 31, 2025, and consisted primarily of capitalized internal development costs.

Net cash used in investing activities was $472,228 for the three months ended March 31, 2024, and consisted primarily of capitalized internal development costs.

Cash Flows - Financing

Net cash provided by financing activities was $921,389 and during the three months ended March 31, 2025, and was primarily from the proceeds from the ATM Agreement as discussed in Note 1 – Organization and Business.

Net cash used in financing activities was $180,677 during the three months ended March 31, 2024, and was primarily from net taxes paid on restricted stock unit grants exercised.

Off Balance Sheet Arrangements

As of March 31, 2025, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2025, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1 - LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS-UPDATE

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K for the year ended December 31, 2024, as filed with the SEC on February 27, 2025 and our subsequent filings with the SEC, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K and our subsequent filings.

We rely on two customers for a significant portion of our revenues. We are reliant upon two customers for most of our revenue. During the first quarter of 2025, these platform customers accounted for 70.8% and 17.4% of our revenues, respectively. During the same period in 2024, we were reliant upon one platform customer for most of our revenue. This customer accounted for 75.9% of our revenues. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, this includes the amount they charge for advertisements, the depth of advertisements available from them, and their ability to display relevant ads in response to end user queries and changes in advertising budgets resulting from their own business circumstances. We would likely experience a significant decline in revenue and our business operations could be significantly harmed if these customers do not continue to utilize our services. Additionally, our business operations and financial condition could be significantly harmed if these customers do not pay for our services on a timely basis. The loss of any of these customers or a material change in the revenue or gross profit they generate or their failure to timely pay us for our services would have a material adverse impact on our business, results of operations and financial condition in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Plans

During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3(i).4
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(i).7	Articles of Amendment to Amended Articles of Incorporation as filed on October 31, 2019	10-Q	5/15/20	3(i).7
3(i).8	Certificate of Validation of Amendment to Amended Articles of Incorporation as filed October 16, 2020.	10-Q	11/9/20	3(i).8
3(i).9	Articles of Amendment to Articles of Incorporation as filed January 7, 2021	10-K	2/11/21	3(i).9
3(i).10	Articles of Amendment to Articles of Incorporation as filed on August 19, 2021	10-Q	11/12/21	3(i).10
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
3(ii).2	Bylaw amendment adopted February 29, 2012	8-K	3/6/12	3(ii).1
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Furnished
32.2	Section 1350 certification of Chief Financial Officer				Furnished
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Inuvo, Inc.’s quarterly report on Form 10-Q for the period ended March 31, 2025, formatted in Inline XBRL (included with Exhibit 101 attachments).				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

May 9, 2025	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

May 9, 2025	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer

