Form 10-Q
period 2025-06-30
Inuvo, Inc.
filed 2025-08-07
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to ______________________

Commission file number:001-32442

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	August 1, 2025
Common Stock	14,595,867

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Inuvo,” the “Company,” “we,” “us,” “our” and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “second quarter 2025” means for the three months ended June 30, 2025, “second quarter 2024” means for the three months ended June 30, 2024,  “2024” means the fiscal year ended December 31, 2024 and “2025” means the fiscal year ending December 31, 2025. The information which appears on our corporate web site at www.inuvo.com and our various social media platforms are not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2025 (Unaudited) and December 31, 2024

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$2,135,188	$2,459,245
Accounts receivable, net of allowance for credit losses of $127,309 and $144,625, respectively.	9,737,823	12,545,771
Prepaid expenses and other current assets	670,852	639,805
Total current assets	12,543,863	15,644,821

Property and equipment, net	1,755,495	1,792,903
Other assets
Goodwill	9,853,342	9,853,342
Intangible assets, net of accumulated amortization	3,660,124	3,894,875
Right of use assets - operating lease	791,910	913,439
Right of use assets - finance lease	5,972	18,209
Other assets	78,342	78,342
Total other assets	14,389,690	14,758,207

Total assets	$28,689,048	$32,195,931

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$8,804,533	$8,422,351
Accrued expenses and other current liabilities	6,827,272	9,185,461
Lease liability - operating lease	277,510	259,867
Lease liability - finance lease	5,972	18,209
Total current liabilities	15,915,287	17,885,888

Long-term liabilities
Deferred tax liability	99,942	97,266
Lease liability - operating lease	594,180	738,005
Total long-term liabilities	694,122	835,271

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares 200,000,000; issued and outstanding shares 14,473,843 and 14,050,204, respectively.	144,735	140,501
Additional paid-in capital	187,904,996	186,543,283
Accumulated deficit	(175,970,092)	(173,209,012)
Total stockholders' equity	12,079,639	13,474,772
Total liabilities and stockholders' equity	$28,689,048	$32,195,931

See accompanying notes to the consolidated financial statements.

INUVO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net revenue	$22,671,333	$18,209,005	$49,379,365	$35,232,782
Cost of revenue	5,576,545	2,906,188	11,197,486	5,005,230
Gross profit	17,094,788	15,302,817	38,181,879	30,227,552
Operating expenses
Marketing costs	14,138,328	12,431,580	31,651,322	25,534,224
Compensation	3,201,006	3,031,231	6,800,327	6,256,090
General and administrative	1,799,011	1,539,393	3,543,574	2,227,903
Total operating expenses	19,138,345	17,002,204	41,995,223	34,018,217
Operating loss	(2,043,557)	(1,699,387)	(3,813,344)	(3,790,665)
Financing expense, net	(17,697)	(42,451)	(45,626)	(62,831)
Other income, net	559,991	—	1,100,562	—
Income tax expense	—	(5,353)	(2,676)	(5,353)
Net loss	(1,501,263)	(1,747,191)	(2,761,084)	(3,858,849)

Per common share data
Basic and diluted:
Net loss	$(0.10)	$(0.12)	$(0.19)	$(0.28)

Weighted average shares
Basic	14,450,640	14,011,853	14,361,782	13,945,396
Diluted	14,450,640	14,011,853	14,361,782	13,945,396

See accompanying notes to the consolidated financial statements.

INUVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

For the Six Months Ended June 30,

2025
	Common Stock		Additional Paid in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance as of December 31, 2024	14,050,483	$140,501	$186,543,283	$(173,209,012)	$13,474,772
Net loss				(1,259,821)	(1,259,821)
Stock-based compensation			304,284		304,284
Stock issued for vested restricted stock awards	151,893	1,519	(1,519)		—
Shares withheld for taxes on vested restricted stock			(201,359)		(201,359)
At-the-market sale of common stock, net of issuance costs	159,432	1,594	1,127,244		1,128,838
Balance as of March 31, 2025	14,361,808	143,614	187,771,933	(174,468,833)	13,446,714
Net loss				(1,501,263)	(1,501,263)
Stock-based compensation			291,789		291,789
Stock issued for vested restricted stock awards	112,035	1,120	(1,120)		—
Shares withheld for taxes on vested restricted stock			(157,606)		(157,606)
Balance as of June 30, 2025	14,473,843	$144,734	$187,904,996	$(175,970,096)	$12,079,639

2024
	Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive
	Shares	Stock	Capital	Deficit	Income (Loss)	Total
Balance as of December 31, 2023	13,798,669	$137,983	$184,291,414	$(167,447,211)	$—	$16,982,186
Net loss				(2,111,658)		(2,111,658)
Stock-based compensation			396,312			396,312
Stock issued for vested restricted stock awards	144,487	1,445	(1,445)			—
Shares withheld for taxes on vested restricted stock			(161,973)			(161,973)
Balance as of March 31, 2024	13,943,156	139,428	184,524,308	(169,558,869)	—	15,104,867
Net loss				$(1,747,191)		(1,747,191)
Stock-based compensation			318,681			318,681
Stock issued for vested restricted stock awards	100,555	1,006	(1,006)			—
Stock warrants issued for referral agreement			(136,787)			(136,787)
Balance as of June 30, 2024	14,043,711	$140,434	$184,705,196	$(171,306,060)	$—	$13,539,570

INUVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Operating activities:
Net loss	$(2,761,084)	$(3,858,849)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,130,600	1,350,004
Amortization of right of use assets - financing	12,237	36,115
Amortization of right of use assets - operating lease	121,529	(223,383)
Stock based compensation	596,073	714,993
Derecognition of contingency and grant	—	(5,000)
Amortization of financing fees	—	3,333
Impairment and amortization of referral and support services agreement advance	—	150,000
Adjustment to expected losses on accounts receivable	(17,316)	(1,354,533)
Deferred income tax expense	2,676	5,353
Change in operating assets and liabilities:
Accounts receivable	2,825,264	2,500,163
Prepaid expenses and other current assets and other assets	(31,047)	(36,917)
Accrued expenses and other liabilities	(2,358,189)	(324,358)
Accounts payable	382,182	(356,230)
Lease liability - operating lease	(126,182)	239,139
Net cash used in operating activities	(223,257)	(1,160,170)
Investing activities:
Purchases of equipment and capitalized development costs	(858,441)	(933,955)
Net cash used in investing activities	(858,441)	(933,955)
Financing activities:
Proceeds from at-the-market sales	1,128,838	—
Net taxes paid on restricted stock unit grants exercised	(358,960)	(298,760)
Principal payments on finance lease obligations	(12,237)	(35,665)
Net cash provided by/(used in) financing activities	757,641	(334,425)
Net change – cash	(324,057)	(2,428,550)
Cash and cash equivalent, beginning of year	2,459,245	4,440,454
Cash and cash equivalent, end of period	$2,135,188	$2,011,904
Supplemental information:
Interest paid	$245,235	$96,645
Acquisition of right of use asset for operating lease liability	$—	$335,286

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

Inuvo’s intellectual property is protected by 17 issued and two pending patents.

Liquidity

Our principal sources of liquidity are the sale of our common stock and our credit facility discussed in Note 5– Bank Debt.

On May 7, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), to sell shares of our common stock, par value $0.001 per share (the “Shares”), having an aggregate sales price of up to $15,000,000, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales, if any, of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We will pay Wainwright a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of Shares. We utilized the ATM Agreement and sold 159,432 shares of common stock for gross proceeds of $1,163,491 in January 2025.

On July 31, 2024, we entered into a Financing and Security Agreement (the "Financing Agreement”) with SLR Digital Finance LLC ("SLR”), effective July 30, 2024. Pursuant to the terms of the Financing Agreement, SLR will finance up to $10 million dependent upon eligible receivables. See Note 5– Bank Debt.

As of June 30, 2025, we have over $2.1 million in cash and cash equivalents and our net working capital deficit was approximately $3.4 million. In March 2025, we received a payment from the Internal Revenue Service of $610,352, and in June 2025 we received an additional payment from the Internal Revenue Service of $606,156. These amounts were recorded as other income and interest income, in connection with an amended form filed in May 2023 for the Employee Retention Credit related to the first and second quarters of 2021. Additionally, our investing activities totaled $858,441 for the six-month period ended June 30, 2025. This amount primarily consists of internally developed software costs, which are largely comprised of fixed labor costs, along with other capitalized expenditures. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. Through June 30, 2025, our accumulated deficit was $176.0 million.

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

Use of estimates

The preparation of financial statements, in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying consolidated financial statements are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the consolidated financial statements. We regularly evaluate estimates and assumptions related to capitalized labor and income tax valuation allowance. Actual results may differ from the estimates and assumptions used in preparing the accompanying consolidated financial statements, and such differences could be material.

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

Our revenue is a function of the number of advertisements placed combined with the price we obtain (using our technologies) for the placements made on behalf of our clients. We assume the risk associated with finding placements at a cost below that for which it had been sold.

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

For the three-month period ended June 30, 2025, we generated $22,671,333 in revenue of which 86.7% was from Platforms and 13.3% from Agencies and Brands. For the three-month period ended June 30, 2024, we generated $18,209,005 in revenue of which 82.8% was from Platforms and 17.2% from Agencies and Brands. For the six-month period ended June 30, 2025, we generated $49,379,365 in revenue of which 87.8% was from Platforms and 12.2% from Agencies and Brands. For the six-month period ended June 30, 2024, we generated $35,232,782 in revenue of which 83.4% was from Platforms and 16.6% from Agencies and Brands.

Customer concentration

For the three-month period ending June 30, 2025, two Platform customer accounted for 66.5% and 19.8% of  our overall revenue and for the six-month period ended June 30, 2025, 68.8% and 18.5% of our overall revenue, respectively. Those same customers accounted for 47.5% and 29.0% of our gross accounts receivable balance as of June 30, 2025. As of December 31, 2024, the same two customers accounted for 58.5% and 12.6% of our gross accounts receivable balance. For the three-month period ending June 30, 2024, one Platform customer accounted for 72.9% of our overall revenue and for the six-month period ended June 30, 2024, 74.3% of our overall revenue. That same customer accounted for 53.1% of our gross accounts receivable balance as of June 30, 2024.

Recently Issued Accounting Standards

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

Note 3 – Property and Equipment

The net carrying value of property and equipment was as follows as of:

	June 30, 2025	December 31, 2024
Furniture and fixtures	$269,122	$293,152
Equipment	1,051,655	1,192,071
Capitalized internal use and purchased software	18,691,263	17,940,976
Leasehold improvements	466,958	465,885
Subtotal	20,478,998	19,892,084
Less: accumulated depreciation and amortization	(18,723,503)	(18,099,181)
Total	$1,755,495	$1,792,903

During the three months ended June 30, 2025 and June 30, 2024, depreciation and amortization expense was $445,183 and $430,676, respectively. During the six months ended June 30, 2025 and June 30, 2024, depreciation and amortization expense was $895,849 and $857,754, respectively. During the three months ended June 30, 2025, we disposed of approximately $283 thousand of fully depreciated equipment that was no longer in use. As the equipment was fully depreciated, there was no cash inflow or outflow associated with this transaction, and no gain or loss was recorded.

 Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets and goodwill as of June 30, 2025:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(5,880,000)	$2,940,000	$220,500
Customer list, ReTargeter	5 years	1,931,250	(1,931,250)	—	—
Brand name, ReTargeter	5 years	643,750	(643,750)	—	—
Customer relationships	20 years	570,000	(239,876)	330,124	14,251
Trade names, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$12,355,000	$(8,694,876)	$3,660,124	$234,751

Goodwill, total	-	$9,853,342	$—	$9,853,342	$—

(1)	The trade names related to our web properties have an indefinite life, and as such are not amortized.

Amortization expense over the next five years and thereafter is as follows:

2025 (remainder of year)	$234,750
2026	469,500
2027	469,500
2028	469,500
2029	469,500
Thereafter	1,157,375
Total	$3,270,125

The following is a schedule of intangible assets and goodwill as of December 31, 2024 and amortization expense for the six-months ended June 30, 2024:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(5,659,500)	$3,160,500	$220,500
Customer list, ReTargeter	5 years	1,931,250	(1,931,250)	—	193,125
Brand name, ReTargeter	5 years	643,750	(643,750)	—	64,375
Customer relationships	20 years	570,000	(225,625)	344,375	14,250
Trade names, web properties	-	390,000	—	390,000	—
Intangible assets classified as long-term		$12,355,000	$(8,460,125)	$3,894,875	$492,250

Goodwill, total		$9,853,342	$—	$9,853,342	$—

Note 5 – Bank Debt

Through June 30, 2024, the Company had a Loan and Security Agreement and Collateral Documents (“Agreement”) with Mitsubishi HC Capital America, Inc., f/k/a/ Hitachi Capital America Corp. (“MHCA”). Under the terms of the Agreement, MHCA provided us with a $5,000,000 line of credit commitment. We were permitted to borrow up to 85% of the aggregate Eligible Accounts Receivable, up to the maximum credit commitment of $5,000,000. We paid MHCA monthly interest at the rate of 1.75% in excess of the Wall Street Journal Prime Rate. We paid MHCA an amendment fee of $10,000 on issuance of the Agreement, and thereafter an annual commitment fee of $10,000. We also paid MHCA a quarterly service fee of 0.20% on the monthly unused amount of the maximum credit line. All obligations to MHCA have been satisfied, and the Agreement was terminated on July 31, 2024 and there are no outstanding balances due.

On July 30, 2024, we entered into a Financing and Security Agreement and Collateral Documents (“Financing Agreement”) with SLR Digital Finance LLC (“SLR”). Under the terms of the Financing Agreement, SLR has provided us with a $10,000,000 line of credit commitment. We are permitted to borrow up to 90% of eligible accounts receivable as defined in the Financing Agreement, up to the maximum credit commitment of $10,000,000. Availability as of June 30, 2025 equaled the maximum credit commitment of $10,000,000. We will pay SLR monthly interest at the rate of 1.0% in excess of the Prime Rate but not less than 7%. The Prime Rate was 7.5% as of June 30, 2025. The Financing Agreement has a three year term. The Financing Agreement contains certain affirmative and negative covenants to which we are also subject. We agreed to pay SLR an annual facility fee of 0.80% of the maximum credit commitment. We also agreed to pay a minimum utilization amount of the interest rate multiplied by difference between $500,000 and the average daily outstanding loan during a month. We are obligated to pay SLR a monthly service fee of 0.15% of the average net amount of outstanding loans during each month. If we terminate the Financing Agreement prior to the second anniversary of the effective date, an amount equal to 1.0% of the maximum credit commitment will be due as an early termination payment and if we terminate after the second anniversary of the effective date but prior to the end of the term, an amount equal to 0.25% of the maximum credit commitment will be due. Repayment of the financing agreement will be made through collections from eligible accounts receivable.

At June 30, 2025 and December 31, 2024 the outstanding balances due under the Financing Agreement was $0.

Note 6 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	June 30, 2025	December 31, 2024
Accrued marketing costs	$4,971,303	$7,872,564
Accrued payroll and commission liabilities	1,079,813	386,340
Accrued expenses and other	766,789	917,588
Accrued taxes, current portion	9,367	8,969

Total	$6,827,272	$9,185,461

Note 7 – Commitments

On September 17, 2021, we signed a multi-year agreement with a business development partner to provide referral and support services to us. The agreement required an advance fee of $1.5 million. The advance was being amortized as marketing expenses over five years. During the year ended December 31, 2024, we recorded an impairment to the asset in the amount of $800,000 bringing the balance to $0. For the six months ended June 30, 2025 and 2024 amortization of the advance amounted to $0 and $150,000 respectively.

Note 8 – Income Taxes

As of June 30, 2025, we have $2,676 thousand deferred income tax expense and incurred only the minimum state taxes which are included in operating expenses. We have deferred tax assets of $42,270,208. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance of $41,367,150 for the deferred tax assets that may not be realized as of June 30, 2025. We also have deferred tax liabilities totaling $1,003,000 as of June 30, 2025, related to intangible assets acquired in March 2012 and February 2017. These balances are presented as a net deferred tax liability of $99,942 composed of indefinite lived intangible assets. As of December 31, 2024, the Company had a net deferred tax liability of $97,266. The net deferred tax liability is due to goodwill and trade name that are amortized for tax purposes both of which are not being amortized for book purposes.

On July 4, 2025, the One Big Beautiful Bill Act, a budget reconciliation package that changes the U.S. federal income tax laws, including extensions of various expiring provisions from the Tax Cuts and Jobs Acts of 2017, was signed into law. The Company is evaluating the impact of the legislation and forthcoming administrative guidance and regulations to our financial statements and results of operations.

Note 9 – Stock-Based Compensation

We maintain a stock-based compensation program intended to attract, retain and provide incentives for talented employees and directors and align stockholder and employee interests. During the six months ended June 30, 2025 and 2024, we granted restricted stock units ("RSUs") from the 2017 Equity Compensation Plan, as amended (“2017 ECP”). RSU vesting periods are generally up to three years and/or based upon achieving certain financial targets.

On March 21, 2025, the Board of Directors resolved to adopt the 2025 Omnibus Incentive Compensation Plan (the “2025 Plan”), subject to the approval of our stockholders at the annual meeting held on May 22, 2025. The stockholders approved the adoption of the 2025 Plan as the successor to the 2017 ECP, but all awards granted under the 2017 ECP at the time of the shareholder approval of the 2025 plan continue in full force and effect in accordance with their terms under the 2017 ECP. At June 30, 2025, the 2025 Plan had 1,098,320 shares authorized and available for grant. At June 30, 2025, outstanding awards covered by the 2017 ECP totaled 979,162 shares.

As of June 30, 2025, the total number of authorized shares of our common stock under the 2017 ECP was 979,162. As of June 30, 2025, the total number of authorized shares of our common stock under the 2025 Plan was 1,098,320.

Compensation Expense

For the six months ended June 30, 2025 and June 30, 2024, we recorded stock-based compensation expense for all equity incentive plans of $596,073 and $714,993, respectively. Total compensation cost not yet recognized at June 30, 2025 was $1,703,625, which will be recognized over the next three years.

The following table summarizes the stock grants outstanding under 2017 ECP and 2025 Plan for the three months ended June 30, 2025:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total Awards Authorized
Total	—	979,162	—	1,098,320	2,077,482

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

The following table summarizes the weighted average assumptions for our granted RSUs. There were no options granted in the three months ended six months ended June 30, 2025:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	1,321,620	$3.31
Granted	58,500	$4.81
Vested	(352,147)	$3.67
Cancelled	(48,811)	$3.70
Outstanding, end of period	979,162	$3.26

Note 10 – Stockholders' Equity

Reverse Stock Split

On June 10, 2025, the Company effected a 1-for-10 reverse stock split of its issued and outstanding common stock. As a result of the reverse stock split, every ten shares of the Company’s issued and outstanding common stock were automatically converted into one share of common stock, without any change in the par value per share. No fractional shares were issued as a result of the reverse stock split. Instead, stockholders entitled to receive a fractional share received a whole share rounded up. The reverse stock split did not affect the total number of authorized shares of common stock or the par value of common stock.

All share and per share amounts for all periods presented in the accompanying financial statements and notes have been retroactively adjusted to reflect the reverse stock split.

Warrants

On September 17, 2021, we signed an agreement with a marketing platform and consulting company to provide referral and support services to us for a period of five years (see Note 7 - Commitments). As part of that agreement, we granted a seven year warrant exercisable into 30,000 shares of our common stock, at $7.20 per share, which vests in two tranches when certain performance metrics are achieved. The warrant was valued using the Black Scholes option pricing model at a total of $149,551 based on a seven-year term, an implied volatility of 100%, a risk-free equivalent yield of 1.17%, and a stock price of $7.10. The warrant is classified as equity and will be expensed over the vesting period of each tranche if the performance criteria are achieved. On August 31, 2022, 8,587 shares vested in accordance with the contracted performance criteria. On August 31, 2023, 2,114 shares vested. For the second tranche, we reversed approximately $7,900 for the year ended December 31, 2023 due to a change in the probability of performance criteria being achieved. In accordance with our agreement, after the second anniversary of the original issue date of the warrants, any interests in warrant shares that have not vested pursuant to the terms and conditions of the agreement were deemed forfeited and shall never become exercisable. At the period ended June 30, 2025, approximately 19,300 shares have been forfeited and approximately 10,700 shares underlying the warrant have vested.

Earnings per Share

For the three and six months ended June 30, 2025 and 2024, we generated a net loss from continuing operations and as a result, any potential common shares are anti-dilutive.

Note 11 – Segment Reporting

The Company operates as a single reportable segment that places digital advertising throughout devices, websites, applications and browsers across social, search and programmatic advertising channels, facilitating the delivery of millions of advertising messages monthly. The Chief Operating Decision Maker ("CODM"), identified as the Chief Executive Officer, evaluates the Company's financial performance and makes resource allocation decisions based on consolidated financial information.

Measure of Segment Profit or Loss

The CODM evaluates performance and allocates resources based on contribution margin, which is calculated as revenue after deducting marketing expenses, exchange fees, and publisher payments. Exchange fees and publisher payments are classified as cost of revenue. The resulting contribution margin covers Inuvo’s fixed costs and profit.

Significant Segment Expenses

The Company reports total revenue and significant expenses provided to the CODM, which include cost of revenue, marketing, and compensation expenses. These expenses are regularly reviewed to assess operating performance. The following table presents these expenses:

	For the Six Months Ended June 30,
	2025	2024
Revenue	$49,379,365	$35,232,782
Cost of Revenue	11,197,486	5,005,230
Marketing	31,651,322	25,534,224
Professional Fees	1,080,344	934,515
IT Costs	636,956	593,694
Reversal of provision for bad debts	(17,316)	(1,354,533)
Depreciation and Amortization	1,130,600	1,350,004
Other	712,990	704,223
Compensation	6,800,327	6,256,090
Segment Operating Profit (Loss)	$(3,813,344)	$(3,790,665)

Other segment expenses include facilities costs, travel and entertainment expenses and various other corporate expenses.

Geographic Information

The Company's operations are based in the United States, and substantially all revenue is derived from U.S. clients.

Note 12 – Leases

We have entered into operating and finance leases primarily for real estate and equipment rental. These leases have terms which range from three years to five years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating and finance leases are listed as separate line items on our consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligation to make lease payments is also listed as separate line items on our consolidated balance sheets.  As of June 30, 2025 and December 31, 2024, total operating and financed right-of-use assets were $791,910 and $5,972, and $913,439 and $18,209, respectively.

For the six months ended June 30, 2025 and 2024, we recorded $12,237 and $36,115, respectively, in amortization expense related to finance leases.

For the six months ended June 30, 2025 and 2024, we recorded $166,915 and $167,080, respectively, in rent expense related to operating leases.

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

Information related to our operating lease liabilities are as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Cash paid for operating lease liabilities	$77,258	$171,175
Weighted-average remaining lease term	3.2 years

Minimum future lease payments ended June 30, 2025
2025 (remainder of year)	174,972
2026	354,565
2027	237,867
2028	233,727
2029	19,525
1,020,656
Less imputed interest	(148,966)
Total lease liabilities	$871,690

Weighted-average remaining lease term	2.4 years
Weighted-average discount rate	10.5%

Information related to our financed lease liabilities are as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Cash paid for finance lease liabilities	$6,240	$12,480
Weighted-average remaining lease term	1.2 years

Minimum future lease payments ended June 30, 2025
2025 (remainder of the year)	6,011
6,011
Less imputed interest	(39)
Total lease liabilities	$5,972

Weighted-average remaining lease term	.3 years
Weighted-average discount rate	6.25%

Note 13 – Allowance for Credit Losses

The activity in the allowance for doubtful accounts was as follows during the six-month period ended June 30, 2025 and the year ended December 31, 2024:

	2025	2024
Balance at the beginning of the year	$144,625	$1,645,045
Adjustment to expected losses on accounts receivable	(17,316)	(1,442,533)
Charge-offs	—	(62,587)
Recoveries	—	4,700
Ending Balance	$127,309	$144,625

The allowance for doubtful accounts at June 30, 2025 was $127,309, a decrease of $17,316 from December 31, 2024. During 2024, we made an adjustment to the allowance for expected credit losses for a balance due from a former client in 2022. The client has since paid off their full outstanding balance and no longer has any obligation to us as of December 31, 2024.

Note 14 – Related Party Transactions

During the six-month period ended June 30, 2025, the Company provided services to Gabriel Court Consortium, LLC, a company in which one of our directors holds a significant interest. Revenue from the transaction amounted to approximately $25,000.

During the six-month period ended June 30, 2025, the Company provided services to First Orion Corp., a company in which one of our former directors holds a significant interest. Revenue from the transaction amounted to approximately $126,000.

During the six-month period ended June 30, 2025, the Company provided services to James & James, a company in which one of our former directors holds a significant interest. Revenue from the transaction amounted to approximately $389,000.

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

There are many barriers to entry associated with the Inuvo business model, including a proficiency in large language model based artificial intelligence, large scale information processing, software development, consumer data products, analytics, IOT (internet of things) integration and the relationships required to execute within the IOT. Inuvo’s intellectual property is protected by 17 issued and two pending patents.

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

Results of Operations

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Net Revenue	$22,671,333	$18,209,005	$4,462,328	24.5%	$49,379,365	$35,232,782	$14,146,583	40.2%
Cost of Revenue	5,576,545	2,906,188	2,670,357	91.9%	11,197,486	5,005,230	6,192,256	123.7%
Gross Profit	$17,094,788	$15,302,817	$1,791,971	11.7%	$38,181,879	$30,227,552	$7,954,327	26.3%

Net Revenue

Revenue for the three-month period ended June 30, 2025, increased 24.5% and revenue for the six-month period ended June 30, 2025, increased 40.2% as compared to the same periods in 2024, respectively. Our two largest Platform partners accounted for 66.5% and 19.8% of total revenue, respectively. Revenue from both partners grew significantly—one following the launch of a new product in 2023 that we have continued to expand, and the other after we introduced a new product in the fourth quarter of 2024.

Cost of Revenue

Cost of revenue is primarily composed of payments to website publishers and app developers that host advertisements. To a lesser extent, cost of revenue includes payments to advertising exchanges that provide access to digital inventory where we serve advertisements. The increase in cost of revenue for the three-and-six-month period ended June 30, 2025, compared to the same time periods in 2024 was related to the change in revenue mix due to increasing demand from Platform clients. The change in gross margin in the current year quarter, 75.4% compared to 84.0% in the same quarter last year was primarily due to a change in the revenue mix.

Operating Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Marketing costs	$14,138,328	$12,431,580	$1,706,748	13.7%	$31,651,322	$25,534,224	$6,117,098	24.0%
Compensation	3,201,006	3,031,231	169,775	5.6%	6,800,327	6,256,090	544,237	8.7%
General and administrative	1,799,011	1,539,393	259,618	16.9%	3,543,574	2,227,903	1,315,671	59.1%
Operating expenses	$19,138,345	$17,002,204	$2,136,141	12.6%	$41,995,223	$34,018,217	$7,977,006	23.4%

Marketing costs consist mostly of traffic acquisition (i.e., media) costs and include those expenses required to attract audiences to various web properties. Marketing costs for the three-month period ended June 30, 2025 compared to the same period in 2024 increased due to a higher costs associated with higher revenue from Platform clients.

Compensation expense was approximately $170 thousand higher for the three months ended and approximately $544 thousand higher for the six months ended June 30, 2025, compared to the same time periods in 2024 primarily due to a higher incentive accrual and a one-time accrual of an employee benefit of $335,000 in the first quarter of this year. Our total employment, both full- and part-time, was 82 at June 30, 2025 compared to 83 at June 30, 2024.

General and administrative costs for the three and six months ended June 30, 2025 increased $260 thousand and $1.3 million, respectively, compared to the same periods in 2024. During 2024, we made a $1.4 million adjustment reducing the allowance for expected credit losses primarily for a balance due from a former client in 2022. The client has since paid off its full outstanding balance and no longer has any obligation to us.

Financing expense, net

Finance expense, net, for the three and six months ended June 30, 2025, was approximately $18 thousand and $46 thousand, respectively. The Financing expense, net this year included $81 thousand and $158 thousand of interest income for the three and six months ended June 30, 2025 from the Internal Revenue Service for a delayed refund.

Finance expense, net, for the three and six months ended June 30, 2024, was approximately $42 thousand and $63 thousand, respectively.

Other income, net

Other income was $559,991 and $1,100,562 for the three and six months ended June 30, 2025, respectively. There was no net other income (expense) in the comparable three-and six- month periods ended June 30,  2024.

 In March 2025, the Company received a payment from the Internal Revenue Service ("IRS") totaling $610,352 in connection with an amended form filed in May 2023 for the Employee Retention Credit ("ERC") related to the first quarter of 2021. Of this amount, $533,093 was recognized in Other Income, and $77,259 of interest was recorded in Financing expense, net. In June 2025, the Company received an additional ERC payment from the IRS related to the second quarter of 2021, totaling $606,156. Of this amount, $525,085 was recognized in Other Income, and $81,071 of interest was recorded in Financing expense, net.

There was no net other income (expense) in the three-month and six- month period ended June 30, 2024.

Liquidity and Capital Resources

Our principal sources of liquidity are the sale of our common stock and our credit facility discussed in Note 5 - Bank Debt.

On May 7, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), to sell shares of our common stock, par value $0.001 per share, (the “Shares”), having an aggregate sales price of up to $15,000,000, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We will pay Wainwright a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of Shares. For the year ended December 31, 2024, we have not sold any shares of common stock under the ATM Agreement. We utilized the ATM Agreement and sold 1,594,313 shares of common stock for gross proceeds of $1,163,491 in January 2025.

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

As of June 30, 2025, we have over $2.1 million in cash and cash equivalents and our net working capital deficit was approximately $3.4 million.. In March 2025, we received a payment from the Internal Revenue Service of $610,352, and in June 2025 we received an additional payment from the Internal Revenue Service of $606,156. These amounts were recorded as other income and interest income, in connection with an amended form filed in May 2023 for the Employee Retention Credit related to the first and second quarters of 2021. Additionally, our investing activities totaled $858,441 for the six-month period ended June 30, 2025. This amount primarily consists of internally developed software costs, which are largely comprised of fixed labor costs, along with other capitalized expenditures. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. Through June 30, 2025, our accumulated deficit was $176.0 million.

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

Cash Flows

The table below sets forth a summary of our cash flows for the six months ended June 30, 2025 and 2024:

	For the Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(223,257)	$(1,160,170)
Net cash used in investing activities	$(858,441)	$(933,955)
Net cash provided by/(used in) financing activities	$757,641	$(334,425)

Cash Flows - Operating

Net cash used in operating activities was $223,257 during the six months ended June 30, 2025. We reported a net loss of $2,761,084, which included non-cash expenses of depreciation and amortization expense of $1,130,600 and stock-based compensation expense of $596,073. The change in operating assets and liabilities during the six months ended June 30, 2025 was a net provision of cash of $692,028 primarily due to a decrease in accounts receivable of $2,825,264 and an increase in accounts payable of $382,182, partially offset by a decrease of accrued liabilities and other liabilities of $2,358,189. Our terms are such that we generally collect receivables prior to paying trade payables. However, our Media sales arrangements typically have slower payment terms than the terms of related payables.

During the comparable six-month period in 2024, cash used in operating activities was $1,160,170 from a net loss of $3,858,849 and included non-cash expenses of depreciation and amortization expense of $1,350,004 and stock-based compensation expense of $714,993. The change in operating assets and liabilities during the six months ended June 30, 2024 was a net provision of cash of $2,021,797 primarily due to a decrease in accounts receivable of $2,500,163 partially offset by a decrease of accrued liabilities and other liabilities of $324,358 and a decrease in accounts payable of $356,230.

Cash Flows - Investing

Net cash used in investing activities was $858,441 for the six months ended June 30, 2025, and consisted primarily of capitalized internal development costs.

Net cash provided by investing activities was $933,955 for the six months ended June 30, 2024, and consisted primarily of capitalized internal development costs.

Cash Flows - Financing

Net cash provided by financing activities was $757,641 during the six months ended June 30, 2025, and was primarily from the proceeds from the ATM Agreement as discussed in Note 1 – Organization and Business.

Net cash used in financing activities during the six months ended June 30, 2024 was $334,425, and was primarily due to net taxes paid on restricted stock unit grants exercised.

Off Balance Sheet Arrangements

As of June 30, 2025, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2025, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on two customers for a significant portion of our revenues. We are reliant upon two customers for most of our revenue. For the three-month period ending June 30, 2025, two Platform customers accounted for 66.5% and 19.8% of our overall revenue, respectively and for the six-month period ended June 30, 2025, 68.8% and 18.5%  of our overall revenue, respectively. During the same period in 2024, we were reliant upon one platform customer for most of our revenue. For the three-month period ending June 30, 2024, this customer accounted for 72.9% of our overall revenue and for the six-month period ended June 30, 2024, 74.3% of our overall revenue. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including changes in the respective customers advertising budget, both in terms of allocated dollars and media mix, financial resources of the customers, as well as general economic conditions.  We would likely experience a significant decline in revenue and our business operations could be significantly harmed if these customers do not continue to utilize our services. Additionally, our business operations and financial condition could be significantly harmed if these customers do not pay for our services on a timely basis. The loss of any of these customers or a material change in the revenue or gross profit they generate or their failure to timely pay us for our services would have a material adverse impact on our business, results of operations and financial condition in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3(i).4
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(i).7	Articles of Amendment to Amended Articles of Incorporation as filed on October 31, 2019	10-Q	5/15/20	3(i).7
3(i).8	Certificate of Validation of Amendment to Amended Articles of Incorporation as filed October 16, 2020.	10-Q	11/9/20	3(i).8
3(i).9	Articles of Amendment to Articles of Incorporation as filed January 7, 2021	10-K	2/11/21	3(i).9
3(i).10	Articles of Amendment to Articles of Incorporation as filed on August 19, 2021	10-Q	11/12/21	3(i).10
3(ii).1	Amended and Restated By-Laws	10-K	3/31/10	3(ii).4
10.1	Inuvo, Inc. 2025 Omnibus Incentive Compensation Plan	8-K	5/28/2025	10.1
10.2	2025 Omnibus Incentive Compensation Plan Form of Restricted Stock Agreement	8-K	5/28/2025	10.2
10.3	2025 Omnibus Incentive Compensation Plan Form of Non-Qualified Stock Option Agreement	8-K	5/28/2025	10.3
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Furnished
32.2	Section 1350 certification of Chief Financial Officer				Furnished
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Inuvo, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2025, formatted in Inline XBRL (included with Exhibit 101 attachments).				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

August 7, 2025	By:	/s/ Richard K. Howe
Richard K. Howe,
Chief Executive Officer, principal executive officer

August 7, 2025	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer

