Form 10-Q
period 2025-09-30
Inuvo, Inc.
filed 2025-11-06
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

OR

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	November 3, 2025
Common Stock	14,605,575

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Inuvo,” the “Company,” “we,” “us,” “our” and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “third quarter 2025” means for the three months ended September 30, 2025, “third quarter 2024” means for the three months ended September 30, 2024,  “2024” means the fiscal year ended December 31, 2024 and “2025” means the fiscal year ending December 31, 2025. The information which appears on our corporate web site at www.inuvo.com and our various social media platforms are not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2025 (Unaudited) and December 31, 2024

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$3,379,581	$2,459,245
Accounts receivable, net of allowance for credit losses of $149,080 and $144,625, respectively	9,930,168	12,545,771
Prepaid expenses and other current assets	706,199	639,805
Total current assets	14,015,948	15,644,821

Property and equipment, net	1,700,264	1,792,903
Other assets
Goodwill	9,853,342	9,853,342
Intangible assets, net of accumulated amortization	3,542,750	3,894,875
Right of use assets - operating lease	728,638	913,439
Right of use assets - finance lease	922	18,209
Other assets	78,342	78,342
Total other assets	14,203,994	14,758,207

Total assets	$29,920,206	$32,195,931

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,656,991	$8,422,351
Accrued expenses and other current liabilities	7,549,348	9,185,461
Lease liability - operating lease	285,686	259,867
Lease liability - finance lease	923	18,209
Outstanding borrowings under Financing Agreement	3,383,293	—
Total current liabilities	18,876,241	17,885,888

Long-term liabilities
Deferred tax liability	105,294	97,266
Lease liability - operating lease	520,028	738,005
Total long-term liabilities	625,322	835,271

Stockholders’ equity
Preferred stock, $0.001 par value: Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $0.001 par value: Authorized shares 200,000,000; issued and outstanding shares 14,602,300 and 14,050,204, respectively.	144,863	140,501
Additional paid-in capital	187,984,440	186,543,283
Accumulated deficit	(177,710,660)	(173,209,012)
Total stockholders' equity	10,418,643	13,474,772
Total liabilities and stockholders' equity	$29,920,206	$32,195,931

See accompanying notes to the consolidated financial statements.

INUVO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenue	$22,570,572	$22,371,153	$71,949,937	$57,603,935
Cost of revenue	6,002,423	2,594,642	17,199,909	7,599,872
Gross profit	16,568,149	19,776,511	54,750,028	50,004,063
Operating expenses
Marketing costs	13,375,136	17,006,131	45,026,458	42,540,355
Compensation	3,145,125	3,106,384	9,945,452	9,362,474
General and administrative	1,717,591	1,607,258	5,261,165	3,835,162
Total operating expenses	18,237,852	21,719,773	60,233,075	55,737,991
Operating loss	(1,669,703)	(1,943,262)	(5,483,047)	(5,733,928)
Financing expense, net	(113,633)	(101,031)	(159,259)	(163,862)
Other income	48,124	—	1,148,686	—
Income tax expense	(5,352)	—	(8,028)	(5,352)
Net loss	$(1,740,564)	$(2,044,293)	$(4,501,648)	$(5,903,142)

Per common share data
Basic and diluted:
Net loss	$(0.12)	$(0.15)	$(0.31)	$(0.42)

Weighted average shares
Basic	14,558,109	14,045,484	14,427,877	13,979,118
Diluted	14,558,109	14,045,484	14,427,877	13,979,118

See accompanying notes to the consolidated financial statements.

INUVO, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(unaudited)

For the Nine Months Ended September 30,

2025

	Common Stock		Additional Paid in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance as of December 31, 2024	14,050,483	$140,501	$186,543,283	$(173,209,012)	$13,474,772
Net loss				(1,259,821)	(1,259,821)
Stock-based compensation			304,284		304,284
Stock issued for vested restricted stock awards	151,893	1,519	(1,519)		—
Shares withheld for taxes on vested restricted stock			(201,359)		(201,359)
At-the-market sale of common stock, net of issuance costs	159,432	1,594	1,127,244		1,128,838
Balance as of March 31, 2025	14,361,808	$143,614	$187,771,933	$(174,468,833)	$13,446,714
Net loss				(1,501,263)	(1,501,263)
Stock-based compensation			291,789		291,789
Stock issued for vested restricted stock awards	112,035	1,120	(1,120)		—
Shares withheld for taxes on vested restricted stock			(157,606)		(157,606)
Balance as of June 30, 2025	14,473,843	$144,734	$187,904,996	$(175,970,096)	$12,079,634
Net loss				(1,740,564)	(1,740,564)
Stock-based compensation			246,814		246,814
Issuance of restricted stock units			—		—
Stock issued for vested restricted stock awards	122,248	122	(122)		—
Shares withheld for taxes on vested restricted stock			(187,691)		(187,691)
At-the-market sale of common stock, net of issuance costs	6,209	7	20,443		20,450
Balance as of September 30, 2025	14,602,300	$144,863	$187,984,440	$(177,710,660)	$10,418,643

2024

	Common Stock		Additional Paid in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance as of December 31, 2023	13,798,669	$137,983	$184,291,414	$(167,447,211)	$16,982,186
Net loss				(2,111,658)	(2,111,658)
Stock-based compensation			396,312		396,312
Stock issued for vested restricted stock awards	144,487	1,445	(1,445)		—
Shares withheld for taxes on vested restricted stock			(161,973)		(161,973)
Balance as of March 31, 2024	13,943,156	$139,428	$184,524,308	$(169,558,869)	$15,104,867
Net loss				(1,747,191)	(1,747,191)
Stock-based compensation			318,681		318,681
Stock issued for vested restricted stock awards	100,555	1,006	(1,006)		—
Stock warrants issued for referral agreement			(136,787)		(136,787)
Balance as of June 30, 2024	14,043,711	$140,434	$184,705,196	$(171,306,060)	$13,539,570
Net loss				(2,044,293)	(2,044,293)
Stock-based compensation			372,540		372,540
Issuance of restricted stock units			535,119		535,119
Stock issued for vested restricted stock awards	3,333	33	(33)		—
Balance as of September 30, 2024	14,047,044	$140,467	$185,612,822	$(173,350,353)	$12,402,936

See accompanying notes to the consolidated financial statements.

INUVO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Operating activities:
Net loss	$(4,501,648)	$(5,903,142)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,685,756	1,951,196
Amortization of right of use assets - financing	17,287	48,317
Amortization of right of use assets - operating lease	184,801	169,253
Stock based compensation	842,887	1,087,533
Derecognition of contingency and grant	—	(35,000)
Amortization of financing fees	—	20,000
Impairment and amortization of referral and support services agreement advance	—	800,000
Adjustment to expected losses on accounts receivable	4,455	(1,454,533)
Deferred income tax expense	8,028	5,352
Change in operating assets and liabilities:
Accounts receivable	2,611,148	1,899,029
Prepaid expenses and other current assets and other assets	(66,391)	(131,428)
Accrued expenses and other liabilities	(1,636,113)	940,076
Accounts payable	(765,360)	656,477
Lease liability - operating lease	(192,158)	(153,475)
Net cash used in operating activities	(1,807,308)	(100,345)
Investing activities:
Purchases of equipment and capitalized development costs	(1,240,992)	(1,409,762)
Net cash provided by/(used in) investing activities	(1,240,992)	(1,409,762)
Financing activities:
Net proceeds financed receivables	3,383,293	—
Principal payments on finance lease obligations	(17,288)	(44,766)
Proceeds from at-the-market sales	1,149,288	—
Net taxes paid on restricted stock unit grants exercised	(546,657)	(298,760)
Net cash provided by/(used in) financing activities	3,968,636	(343,526)
Net change – cash	920,336	(1,853,633)
Cash and cash equivalent, beginning of year	2,459,245	4,440,454
Cash and cash equivalent, end of period	$3,379,581	$2,586,821
Supplemental information:
Interest paid	$372,349	$221,534
Acquisition of right of use asset for operating lease liability	$—	$335,286
Issuance of restricted stock units for accrued incentive liability	$—	$535,119

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

Inuvo sells its information technology solutions to agencies and brands (collectively, “Agencies & Brands”) along with large consolidators of advertising demand (“Platforms”). Inuvo’s revenue is derived from the placement of digital advertising across devices, websites, applications and browsers within social, search and programmatic advertising channels. Inuvo facilitates and gets paid to deliver advertising messages and counts among its clients numerous world-renowned companies across industries.

The AI, marketed as IntentKey was designed to replace the consumer data, analytics, segmentation and lookalike modeling technologies that have traditionally served the advertising industry as it transitions to a new paradigm where targeting based on a consumer’s identity and data are no longer possible due to the legislative and technological changes occurring.

Inuvo’s AI technology solves the identity challenge by leveraging artificial intelligence, data analytics, and automation that can optimize the purchase and placement of advertising in real time without consumer data. The technology can be consumed by Agency & Brands clients as a managed service or software-as-a-service (SaaS). Additionally, Inuvo has developed proprietary technology and assets tailored to certain clients that include digital content, websites, automated campaigns, ad fraud detection, performance reporting, and predictive media mix modeling.

Both Agencies & Brands and Platforms benefit from Inuvo’s ability to intelligently process vast amounts of data, detect patterns in behavior, and enhance advertising efficiency, whether through direct media execution or integration into existing campaign management systems. Agencies & Brands utilize our artificial intelligence-based consumer intent recognition system to reach highly targeted mobile and desktop in-market audiences with precision. The solution can serve multiple creative formats including display, video, audio and native across multiple device types including desktop, mobile, tablet, connected/smart TV and game consoles. For our Platform clients, we utilize a collection of data, analytics, software, content management and website creation technologies to align merchant advertising messages with online content.

Inuvo’s intellectual property is protected by 18 issued and three pending patents.

Liquidity

Our principal sources of liquidity are the sale of our common stock and our credit facility discussed in Note 5 - Bank Debt.

On May 7, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), to sell shares of our common stock, par value $0.001 per share (the “Shares”), having an aggregate sales price of up to $15,000,000, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We will pay Wainwright a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of Shares. We utilized the ATM Agreement and sold 165,641 shares of common stock for gross proceeds of $1,184,740 during 2025.

On July 31, 2024, we entered into a Financing and Security Agreement (the "Financing Agreement”) with SLR Digital Finance LLC ("SLR”), effective July 30, 2024. Pursuant to the terms of the Financing Agreement, SLR will finance up to $10 million subject to availability based on the amount of eligible accounts receivable. Eligibility is determined by criteria such as geographic location of the customer and aging of receivables. As of September 30, 2025, our accounts receivable, net of allowance for credit losses, was $9,930,168, of which a substantial portion qualified as eligible under the agreement.  At September 30, 2025, the outstanding balance due under the Financing Agreement was $3,383,293. See Note 5 - Bank Debt.

In March 2025, we received a payment from the Internal Revenue Service of $610,352, and in June 2025 we received an additional payment from the Internal Revenue Service of $606,156. These amounts were recorded as other income and interest income, in connection with an amended form filed in May 2023 for the Employee Retention Credit related to the first and second quarters of 2021.

As of September 30, 2025, we have approximately $3.4 million in cash and cash equivalents and our net working capital deficit was $4.9 million. For the nine months ended September 30, 2025, we used $1.8 million in cash from operations. Additionally, cash used in our investing activities totaled $1,240,992 for the nine months ended September 30, 2025. This amount primarily consists of internally developed software costs, which are largely comprised of fixed labor costs, along with other capitalized expenditures. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. Through September 30, 2025, our accumulated deficit was $177.7 million. During the three months ended September 30, 2025 we experienced lower revenue from Platform clients as a result of changes to policies and procedures required by a Platform client. We expect revenue to increase as a result of making the necessary changes to comply with these requirements.

Management plans to support the Company’s future operations and capital expenditures primarily through cash generated from its credit facility until such time as we reach profitability. Any repayments of the financing agreement will be made through collections from eligible accounts receivable. We believe that our current cash position, credit facility, and the equity raised through our ATM program during 2025 will be sufficient liquidity to sustain operations for at least the next twelve months from the date of this filing. If our plan to grow the IntentKey product is unsuccessful or revenue from Platforms does not increase, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions over the long term. Funding from sales of securities, debt financings or other sources may not be available on terms acceptable to us, if at all. These uncertainties could adversely impact our future liquidity.

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

For the three-month period ended September 30, 2025, we generated $22,570,572 in revenue of which 82.8% was from Platforms and 17.2% from Agencies & Brands. For the three-month period ended September 30, 2024, we generated $22,371,153 in revenue of which 83.8% was from Platforms and 16.2% from Agencies & Brands. For the nine-month period ended September 30, 2025, we generated $71,949,937 in revenue of which 86.2% was from Platforms and 13.8% from Agencies & Brands. For the nine-month period ended September 30, 2024, we generated $57,603,935 in revenue of which 83.6% was from Platforms and 16.4% from Agencies & Brands.

Customer concentration

For the three-month period ending September 30, 2025, two customers accounted for 62.8% and 19.6% of our overall revenue, and for the nine-month period ended September 30, 2025, 66.9% and 18.8% of our overall revenue, respectively. Those same customers accounted for 40.9% and 28.9%, respectively of our gross accounts receivable balance as of September 30, 2025. As of December 31, 2024, those same customers accounted for 58.5% and 12.6%, respectively of our gross accounts receivable balance.

Recently Issued Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as, disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024. The adoption has an impact on disclosures with no impact on the Company’s consolidated results of operations, cash flows, nor financial position.

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

In September 2025, the Financial Accounting Standards Board (FASB) issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes guidance for internal-use software costs and relocates the website development-costs guidance (previously in Subtopic 350-50) into Subtopic 350-40. The amendments require enhanced disclosures for capitalized software costs under ASC 350-40 and ASC 360-10, effective for annual periods beginning after December 15, 2027, with early adoption permitted. The adoption is expected to affect disclosures only and is not anticipated to impact the Company’s consolidated results of operations, cash flows or financial position.

In July 2025, the FASB also issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which introduces a practical expedient for all entities and a policy election (for entities other than public business entities) for estimating expected credit losses applicable to current accounts receivable and current contract assets arising from transactions under ASC 606. The amendments are effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods (early adoption permitted). The adoption is expected to affect disclosures only and is not anticipated to impact the Company’s consolidated results of operations, cash flows or financial position.

Note 3 – Property and Equipment

The net carrying value of property and equipment was as follows as of:

	September 30, 2025	December 31, 2024
Furniture and fixtures	$269,122	$293,152
Equipment	1,055,761	1,192,071
Capitalized internal use and purchased software	19,057,834	17,940,976
Leasehold improvements	467,242	465,885
Subtotal	20,849,959	19,892,084
Less: accumulated depreciation and amortization	(19,149,695)	(18,099,181)
Total	$1,700,264	$1,792,903

During the three months ended September 30, 2025 and September 30, 2024, depreciation and amortization expense was $437,782 and $440,899, respectively. During the nine months ended September 30, 2025 and September 30, 2024, depreciation and amortization expense was $1,333,631 and $1,298,653, respectively. During the nine months ended September 30, 2025, we disposed of approximately $283 thousand of fully depreciated equipment that was no longer in use. As the equipment was fully depreciated, there was no cash inflow or outflow associated with this transaction, and no gain or loss was recorded.

 Note 4 – Intangible Assets and Goodwill

The following is a schedule of intangible assets and goodwill as of September 30, 2025:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(5,990,250)	$2,829,750	$330,750
Customer list, ReTargeter	5 years	1,931,250	(1,931,250)	—	—
Brand name, ReTargeter	5 years	643,750	(643,750)	—	—
Customer relationships	20 years	570,000	(247,000)	323,000	21,376
Trade names, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$12,355,000	$(8,812,250)	$3,542,750	$352,126

Goodwill, total	-	$9,853,342	$—	$9,853,342	$—

(1)	The trade names related to our web properties have an indefinite life, and as such are not amortized.

Amortization expense over the next five years and thereafter is as follows:

2025 (remainder of year)	$117,375
2026	469,500
2027	469,500
2028	469,500
2029	469,500
Thereafter	1,157,375
Total	$3,152,750

The following is a schedule of intangible assets and goodwill as of December 31, 2024 and amortization expense for the nine-month period ended September 30, 2024:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-Date Amortization

Customer list, Google	20 years	$8,820,000	$(5,659,500)	$3,160,500	$330,750
Customer list, ReTargeter	5 years	1,931,250	(1,931,250)	—	225,313
Brand name, ReTargeter	5 years	643,750	(643,750)	—	75,104
Customer relationships	20 years	570,000	(225,625)	344,375	21,376
Trade names, web properties	-	390,000	—	390,000	—
Intangible assets classified as long-term		$12,355,000	$(8,460,125)	$3,894,875	$652,543

Goodwill, total		$9,853,342	$—	$9,853,342	$—

Note 5 – Bank Debt

Through June 30, 2024, the Company had a Loan and Security Agreement and Collateral Documents (“Agreement”) with Mitsubishi HC Capital America, Inc., f/k/a/ Hitachi Capital America Corp. (“MHCA”). Under the terms of the Agreement, MHCA provided us with a $5,000,000 line of credit commitment. We were permitted to borrow up to 85% of the aggregate Eligible Accounts Receivable, up to the maximum credit commitment of  $5,000,000. We paid MHCA monthly interest at the rate of 1.75% in excess of the Wall Street Journal Prime Rate. We paid MHCA an amendment fee of $10,000 on issuance of the Agreement, and thereafter an annual commitment fee of $10,000. We also paid MHCA a quarterly service fee of 0.20% on the monthly unused amount of the maximum credit line. All obligations to MHCA have been satisfied, and the Agreement was terminated on July 31, 2024, and there are no outstanding balances due.

On July 30, 2024, we entered into a Financing and Security Agreement and Collateral Documents (“Financing Agreement”) with SLR Digital Finance LLC (“SLR”). Under the terms of the Financing Agreement, SLR has provided us with a $10,000,000 line of credit commitment. We are permitted to borrow up to 90% of eligible accounts receivable as defined in the Financing Agreement, up to the maximum credit commitment of $10,000,000. Borrowing capacity is determined based on the eligibility of our accounts receivable. As of September 30, 2025, our accounts receivable, net of allowance for credit losses, totaled $9,930,168 of which a substantial portion qualified as eligible under the agreement. The outstanding balance under the Financing Agreement at that date was $3,383,293.We will pay SLR monthly interest at the rate of 1.0% in excess of the Prime Rate but not less than 7%. The Prime Rate was 7.25% as of September 30, 2025. The Financing Agreement has a three year term. The Financing Agreement contains certain affirmative and negative covenants to which we are also subject. We agreed to pay SLR an annual facility fee of 0.80% of the maximum credit commitment. We also agreed to pay a minimum utilization amount of the interest rate multiplied by difference between $500,000 and the average daily outstanding loan during a month. We are obligated to pay SLR a monthly service fee of 0.15% of the average net amount of outstanding loans during each month. If we terminate the Financing Agreement prior to the second anniversary of the effective date, an amount equal to 1.0% of the maximum credit commitment will be due as an early termination payment and if we terminate after the second anniversary of the effective date but prior to the end of the term, an amount equal to 0.25% of the maximum credit commitment will be due. Repayment of the financing agreement will be made through collections from eligible accounts receivable.

Note 6 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	September 30, 2025	December 31, 2024
Accrued marketing costs	$5,451,248	$7,872,564
Accrued payroll and commission liabilities	1,255,510	386,340
Accrued expenses and other	832,794	917,588
Accrued taxes, current portion	9,796	8,969

Total	$7,549,348	$9,185,461

Note 7 – Commitments

On September 17, 2021, we signed a multi-year agreement with a business development partner to provide referral and support services to us. The agreement required an advance fee of $1.5 million. The advance was being amortized as marketing expenses over five years. As of September 30, 2024, we recorded an impairment to the asset in the amount of $800,000 bringing the balance to $0. For the nine months ended September 30, 2025, amortization of the advance amounted to $0.

Note 8 – Income Taxes

As of September 30, 2025, we have $8,028 deferred income tax expense and incur only the minimum state taxes which are included in operating expenses. We have deferred tax assets of $43,410,797. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance of $42,574,691 for the deferred tax assets that may not be realized as of September 30, 2025. We also have deferred tax liabilities totaling $941,400 as of September 30, 2025, related to intangible assets acquired in March 2012 and February 2017. These balances are presented as a net deferred tax liability of $105,294, composed of indefinite lived intangible assets. As of December 31, 2024, the Company has a net deferred tax liability of $97,266. The net deferred tax liability is due to goodwill and trade name that are amortized for tax purposes, both of which are not being amortized for book purposes.

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

Note 9 – Stock-Based Compensation

We maintain a stock-based compensation program intended to attract, retain and provide incentives for talented employees and directors and align stockholder and employee interests. During the nine months ended 2025 and 2024, we granted restricted stock units (“RSUs”) from the 2017 Equity Compensation Plan, as amended (“2017 ECP”), and the 2025 Omnibus Incentive Compensation Plan (“2025 Plan”). RSU vesting periods are generally up to three years and/or based upon achieving certain financial targets.

On March 21, 2025, the Board of Directors resolved to adopt the 2025 Plan, subject to the approval of our stockholders at the annual meeting held on May 22, 2025. The stockholders approved the adoption of the 2025 Plan as the successor to the 2017 ECP. All awards granted under the 2017 ECP prior to approval of the 2025 Plan remain outstanding and continue in full force and effect under the terms of the 2017 ECP; however, no new awards may be granted under the 2017 ECP following the effective date of the 2025 Plan. At September 30, 2025, there were 764,733 shares subject to outstanding awards under the 2017 ECP and 1,098,320 shares authorized and available for future grant under the 2025 Plan.

 As of September 30, 2025,he total historical authorization under the 2017 ECP was 792,234 shares, and the total authorization under the 2025 Plan is 1,092,385 shares.

Compensation Expense

For the three and  nine months ended September 30, 2025, we recorded stock-based compensation expense for all equity incentive plans of $246,814 and $842,887, respectively. For the three and nine months ended September 30, 2024, we recorded stock-based compensation expense for all equity incentive plans of $463,189 and $1,178,182, respectively. Total compensation cost not yet recognized at September 30, 2025 was $1,417,421 which will be recognized over the next three years.

The following table summarizes the stock grants outstanding under 2017 ECP and 2025 Plan as of September 30, 2025:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised	Available Shares	Total Awards Authorized
Total	—	792,234	—	1,092,385	1,884,619

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

The following table summarizes the weighted average assumptions for our granted RSUs for the nine months ended September 30, 2025:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	1,321,620	$3.31
Granted	86,000	$4.67
Vested	(512,851)	$3.48
Cancelled	(102,535)	$3.67
Outstanding, end of period	792,234	$3.31

Note 10 – Stockholders' Equity

Sales of Common Stock Under At-the-Market Offering

On May 7, 2024, the Company entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, pursuant to which the Company may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $15.0 million.

During the  nine  months ended September 30, 2025, the Company sold 165,641 shares of common stock under the ATM Agreement for gross proceeds of $1,184,740, before deducting commissions and other offering-related costs. Net proceeds of $1,149,288 from these sales were recorded in additional paid-in capital within stockholders’ equity.

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

Warrants

On September 17, 2021, we signed an agreement with a marketing platform and consulting company to provide referral and support services to us for a period of five years (see Note 7 - Commitments). As part of that agreement, we granted a seven year warrant exercisable into 30,000 shares of our common stock, at $7.20 per share, which vests in two tranches when certain performance metrics are achieved. The warrant was valued using the Black Scholes option pricing model at a total of $149,551 based on a seven-year term, an implied volatility of 100%, a risk-free equivalent yield of 1.17%, and a stock price of $7.10. The warrant is classified as equity and will be expensed over the vesting period of each tranche if the performance criteria are achieved. On August 31, 2022, 8,587 shares vested in accordance with the contracted performance criteria. On August 31, 2023, 2,114 shares vested. For the second tranche, we reversed approximately $7,900 for the year ended December 31, 2023 due to a change in the probability of performance criteria being achieved. In accordance with our agreement, after the second anniversary of the original issue date of the warrants, any interests in warrant shares that have not vested pursuant to the terms and conditions of the agreement were deemed forfeited and shall never become exercisable. At the period ended September 30, 2025, approximately 19,300 shares have been forfeited and approximately 10,700 shares underlying the warrant have vested.

Earnings per share

For the three-month and nine-month period ended September 30, 2025 and 2024, we generated a net loss from continuing operations. Consequently, all potential common shares were considered antidilutive and therefore excluded from the computation of diluted net loss per share, as their inclusion would have decreased the reported net loss per share.

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

Significant Segment Expenses

The Company reports total revenue and significant expenses provided to the CODM, which include cost of revenue, marketing, and compensation expenses. These expenses are regularly reviewed to assess operating performance. The following table presents these expenses:

	For the Nine Months Ended September 30,
	2025	2024
Revenue	$71,949,937	$57,603,935
Cost of Revenue	17,199,909	$7,599,872
Marketing	$45,026,458	$42,540,355
Professional Fees	1,532,180	$1,385,295
IT Costs	$948,557	$936,127
Provision (reversal of provision) for bad debts	$4,455	$(1,454,533)
Depreciation and Amortization	$1,703,043	$1,999,513
Other	$1,072,930	$968,760
Compensation	$9,945,452	$9,362,474
Segment Operating Profit (Loss)	$(5,483,047)	$(5,733,928)

Other segment expenses include facilities costs, travel and entertainment expenses and various other corporate expenses.

Geographic Information

The Company's operations are based in the United States, and substantially all revenue is derived from U.S. clients.

Note 12 – Leases

We have entered into operating and finance leases primarily for real estate and equipment rental. These leases have terms which range from three years to five years and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating and finance leases are listed as separate line items on our consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligation to make lease payments is also listed as separate line items on our consolidated balance sheets. As of September 30, 2025 and December 31, 2024, total operating and financed right-of-use assets were $728,638 and $922, and $913,439 and $18,209, respectively.

For the nine months ended September 30, 2025 and 2024, we recorded $17,287 and $48,317, respectively, in amortization expense related to finance leases. For the nine months ended September 30, 2025 and 2024, we recorded $250,371 and $250,541, respectively, in rent expense related to operating leases.

In May 2023, we entered into an agreement to lease 4,128 square feet of office space in San Jose, CA commencing on September 1, 2023. The lease has a term of sixty-five months with an abatement period of five months and cost approximately $208,000 during its first year. Thereafter, the lease payments increase annually by 3%.

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

Information related to our operating lease liabilities for the period ended September 30, 2025 are as follows:

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Cash paid for operating lease liabilities	$95,967	$267,142

Minimum future lease payments ended September 30, 2025
2025 (remainder of year)	87,486
2026	354,565
2027	237,867
2028	233,727
2029	19,525
933,170
Less imputed interest	(127,456)
Total lease liabilities	$805,714

Weighted-average remaining lease term	2.32 years
Weighted-average discount rate	10.5%

Information related to our financed lease liabilities for the period ended  September 30, 2025 are as follows:

	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025
Cash paid for finance lease liabilities	$5,220	$17,700

Minimum future lease payments ended September 30, 2025
2025 (remainder of the year)	925
925
Less imputed interest	(2)
Total lease liabilities	$923

Weighted-average remaining lease term	0.08 year
Weighted-average discount rate	6.25%

Note 13 – Allowance for Credit Losses

The activity in the allowance for doubtful accounts was as follows during the nine-month period ended September 30, 2025 and the year ended December 31, 2024:

	2025	2024
Balance at the beginning of the year	$144,625	$1,645,045
Adjustment to expected losses on accounts receivable	4,455	(1,442,533)
Charge-offs	—	(62,587)
Recoveries	—	4,700
Ending Balance	$149,080	$144,625

The allowance for doubtful accounts at September 30, 2025 was $149,080, an increase of $4,455, from December 31, 2024. During 2024, we made an adjustment to the allowance for expected credit losses for a balance due from a former client in 2022. The client has since paid off their full outstanding balance and no longer has any obligation to us as of September 30, 2025.

Note 14 – Related Party Transactions

During the nine-month period ended September 30, 2025, Gabriel Court Consortium, LLC, a company in which one of our directors holds a significant interest, provided services to the Company. Expense from the transaction amounted to approximately $40,000.

During the nine-month period ended September 30, 2025, the Company provided services to First Orion Corp., a company in which one of our former directors holds a significant interest. Revenue from the transaction amounted to approximately $147,000.

During the nine-month period ended September 30, 2025, the Company provided services to James & James, a company in which one of our former directors holds a significant interest. Revenue from the transaction amounted to approximately $715,000.

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

There are many barriers to entry associated with the Inuvo business model, including a proficiency in large language model based artificial intelligence, large scale information processing, software development, consumer data products, analytics, IOT (internet of things) integration and the relationships required to execute within the IOT. Inuvo’s intellectual property is protected by 18 issued and three pending patents.

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

Results of Operations

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Net Revenue	$22,570,572	$22,371,153	$199,419	0.9%	$71,949,937	$57,603,935	$14,346,002	24.9%
Cost of Revenue	6,002,423	2,594,642	3,407,781	131.3%	17,199,909	7,599,872	9,600,037	126.3%
Gross Profit	$16,568,149	$19,776,511	$(3,208,362)	(16.2)%	$54,750,028	$50,004,063	$4,745,965	9.5%

Net Revenue

Revenue for the three-month period ended September 30, 2025, increased approximately $199,000 and revenue for the nine-month period ended September 30, 2025, increased by approximately $14.3 million compared to the same periods in 2024, respectively. Platform clients represented 82.8% of the overall revenue in the third quarter of 2025 compared to 83.8% in the same quarter of 2024. Platform clients represented 86.2% of the overall revenue in the nine-month period ended September 30, 2025 compared to 83.6% in the same period of 2024. In the third quarter of 2025, our two largest Platform clients accounted for 62.8% and 19.6% of our overall revenue, respectively. In the nine-month period ended September 30, 2025, our two largest Platform clients accounted for 66.9% and 18.8% of our overall revenue, respectively. Revenue from both Platform clients grew significantly in 2025—one following the launch of a new product in 2023 that we have continued to expand, and the other after we introduced a new product in the fourth quarter of 2024. Agencies & Brands revenue increased 7% for the three-month period ended September 30, 2025 compared to the same period last year and it was up 29% compared to the sequential quarter. Through the first nine-months, both Platform and Agency & Brands revenues were up year-over-year.

Cost of Revenue

Cost of revenue is primarily composed of payments to website publishers and app developers that host advertisements. To a lesser extent, cost of revenue includes payments to advertising exchanges that provide access to digital inventory where we serve advertisements. The increase in cost of revenue for  the three-and-nine-months period ended September 30, 2025, compared to the same periods in 2024 were primarily related to the change in mix within Platform revenue associated with a new product introduced in the fourth quarter of 2024, mentioned above. The change in gross margin in the current year quarter, 73.4% compared to 88.4% in the same quarter last year was primarily due to a change in the revenue mix.

Operating Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2025	2024	Change	% Change	2025	2024	Change	% Change
Marketing costs	$13,375,136	$17,006,131	$(3,630,995)	(21.4%)	$45,026,458	$42,540,355	$2,486,103	5.8%
Compensation	3,145,125	3,106,384	38,741	1.2%	9,945,452	9,362,474	582,978	6.2%
General and administrative	1,717,591	1,607,258	110,333	6.9%	5,261,165	3,835,162	1,426,003	37.2%
Operating expenses	$18,237,852	$21,719,773	$(3,481,921)	(16.0%)	$60,233,075	$55,737,991	$4,495,084	8.1%

Marketing costs consist mostly of traffic acquisition (i.e., media) costs and include those expenses required to attract an audience to various web properties. Marketing costs for the three months ended September 30, 2025 were 21.4% lower than the same quarter last year primarily due to lower revenue with a Platform client that provides advertising inventory to owned websites in addition to fully amortizing the remaining balance of $600,000 of the referral and support services asset (see Note 7 - Commitments of our Consolidated Financial Statements) in the third quarter of 2024. Marketing costs for the nine months ended September 30, 2025 were 5.8% higher compared to the same period in 2024 due primarily to higher revenue from Platform advertisers in the comparable periods.

Compensation expense was $39,000 higher for the three months ended September 30, 2025 compared to the same time period in 2024 primarily due to the accrual of separation expense of $150,000. Compensation expense for the nine months ended September 30, 2025 was $583,000 higher than the same period in 2024 primarily due to an increase in accrued incentive expense of $633,000 and to accruals of employment and separation agreements of  $485,000. Our total employment, both full- and part-time, was 80 at September 30, 2025 compared to 82 at September 30, 2024.

General and administrative costs for the three and nine months ended September 30, 2025 increased 6.9% and 37.2%, respectively, compared to the same periods in 2024 due to a $1.4 million adjustment last year reducing the allowance for expected credit losses primarily for a balance due from a former client in 2022. The client has since paid off its full outstanding balance and no longer has any obligation to us.

Financing expense, net

Financing expense, net of interest income, for the three and nine months ended September 30, 2025, was approximately $113,633 and $159,259, respectively.

Financing expense, net of interest income, for the three and nine months ended September 30, 2024, was approximately $101,000 and $163,000, respectively.

Liquidity and Capital Resources

Our principal sources of liquidity are the sale of our common stock and our credit facility discussed in Note 5 - Bank Debt.

On May 7, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), to sell shares of our common stock, par value $0.001 per share, (the “Shares”), having an aggregate sales price of up to $15,000,000, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We will pay Wainwright a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of Shares. For the year ended December 31, 2024, we have not sold any shares of common stock under the ATM Agreement. We utilized the ATM Agreement and sold 165,641 shares of common stock for gross proceeds of $1,184,740 during 2025.

On July 31, 2024, we entered into a Financing and Security Agreement (the "Financing Agreement”) with SLR Digital Finance LLC ("SLR”), effective July 30, 2024. Pursuant to the terms of the Financing Agreement, SLR will finance up to $10 million subject to availability based on the amount of eligible accounts receivable. Eligibility is determined by criteria such as  geographic location of the customer and aging of receivables. As of September 30, 2025, our accounts receivable, net of allowance for credit losses, was $9,930,168, of which a substantial portion qualified as eligible under the agreement. At September 30, 2025, the outstanding balance due under the Financing Agreement was $3,383,293. See Note 5 - Bank Debt.

In March 2025, we received a payment from the Internal Revenue Service of $610,352, and in June 2025 we received an additional payment from the Internal Revenue Service of $606,156. These amounts were recorded as other income and interest income, in connection with an amended form filed in May 2023 for the Employee Retention Credit related to the first and second quarters of 2021.

As of September 30, 2025, we have approximately $3.4 million in cash and cash equivalents and our net working capital deficit was $4.9 million. For the nine months ended September 30, 2025, we used $1.8 million in cash from operations Additionally, cash used in our investing activities totaled $1,240,992 for the nine months ended September 30, 2025. This amount primarily consists of internally developed software costs, which are largely comprised of fixed labor costs, along with other capitalized expenditures. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. Through September 30, 2025, our accumulated deficit was $177.7 million. During the three months ended September 30, 2025 we experienced lower revenue from Platform clients as a result of changes to policies and procedures required by a Platform client. We expect revenue to increase as a result of making the necessary changes to comply with these requirements.

Management plans to support the Company’s future operations and capital expenditures primarily through cash generated from its credit facility until such time as we reach profitability. Any repayments of the financing agreement will be made through collections from eligible accounts receivable. We believe that our current cash position, credit facility, and the equity raised through our ATM program during 2025 will be sufficient liquidity to sustain operations for at least the next twelve months from the date of this filing. If our plan to grow the IntentKey product is unsuccessful or revenue from Platforms does not increase, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions over the long term. Funding from sales of securities, debt financings or other sources may not be available on terms acceptable to us, if at all. These uncertainties could adversely impact our future liquidity.

Cash Flows

The table below sets forth a summary of our cash flows for the nine months ended September 30, 2025 and 2024:

	For the Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(1,807,308)	$(100,345)
Net cash provided by/(used in) investing activities	$(1,240,992)	$(1,409,762)
Net cash provided by/(used in) financing activities	$3,968,636	$(343,526)

Cash Flows - Operating

Net cash used in operating activities was $1,807,308 during the nine months ended September 30, 2025. We reported a net loss of $4,501,648, which included non-cash expenses of depreciation and amortization expense of $1,685,756, depreciation of right of use assets of $17,287, and stock-based compensation expense of $842,887. The change in operating assets and liabilities during the nine months ended September 30, 2025 was a net provision of cash of $48,874 primarily due to a decrease of  $2,611,148 in accounts receivable partially offset by a decrease of other liabilities of $1,636,113. Our terms are such that we generally collect receivables prior to paying trade payables. However, our Media sales arrangements typically have slower payment terms than the terms of related payables.

During the comparable nine-month period in 2024, cash used in operating activities was $100,345 from a net loss of $5,903,142 and included several non-cash expenses of depreciation and amortization expense of $1,951,196 and stock-based compensation expense of $1,087,533. The change in operating assets and liabilities during the nine months ended September 30, 2024, was a net provision of cash of $3,210,679.

Cash Flows - Investing

Net cash used in investing activities was $1,240,992 for the nine months ended September 30, 2025, and consisted primarily of capitalized internal development costs.

Net cash provided by investing activities was $1,409,762 for the nine months ended September 30, 2024, and consisted primarily of capitalized internal development costs.

Cash Flows - Financing

Net cash provided by financing activities was $3,968,636 during the nine months ended September 30, 2025, and was primarily due to the utilization of our Financing Agreement as discussed in Note 5 - Bank Debt.

Net cash used in financing activities during the nine months ended September 30, 2024 was $343,526 and was primarily due to taxes paid on restricted stock unit grants exercised.

Off Balance Sheet Arrangements

As of September 30, 2025, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2025, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on two customers for a significant portion of our revenues. We are reliant upon two customers for most of our revenue. For the three-month period ending September 30, 2025, two Platform customers accounted for 62.8% and 19.6% of our overall revenue, respectively and for the nine-month period ended September 30, 2025, 66.9% and 18.8% of our overall revenue, respectively. During the same period in 2024, we were reliant upon one platform customer for most of our revenue. For the three-month period ending September 30, 2024, one customer accounted for 79.9% of our overall revenue, and for the nine-month period ended September 30, 2024, 76.5% of our overall revenue. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including changes in the respective customer's advertising budget, both in terms of allocated dollars and media mix, financial resources of the customers, as well as general economic conditions. We would likely experience a significant decline in revenue and our business operations could be significantly harmed if these customers do not continue to utilize our services. Additionally, our business operations and financial condition could be significantly harmed if these customers do not pay for our services on a timely basis. The loss of any of these customers or a material change in the revenue or gross profit they generate or their failure to timely pay us for our services would have a material adverse impact on our business, results of operations and financial condition in future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Plans

During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3(i).4
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(i).7	Articles of Amendment to Amended Articles of Incorporation as filed on October 31, 2019	10-Q	5/15/20	3(i).7
3(i).8	Certificate of Validation of Amendment to Amended Articles of Incorporation as filed October 16, 2020.	10-Q	11/9/20	3(i).8
3(i).9	Articles of Amendment to Articles of Incorporation as filed January 7, 2021	10-K	2/11/21	3(i).9
3(i).10	Articles of Amendment to Articles of Incorporation as filed on August 19, 2021	10-Q	11/12/21	3(i).10
3(ii).1	Second Amended and Restated By-Laws	8-K	5/22/23	3(ii).1
10.1	Separation Agreement and Release, dated September 30, 2025, between Inuvo, Inc. and Barry Lowenthal	8-K	10/1/25	10.1
10.2	Employment Agreement, dated September 30, 2025, between Inuvo, Inc. and Robert C. Buchner	8-K	10/1/25	10.1
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Furnished
32.2	Section 1350 certification of Chief Financial Officer				Furnished
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Inuvo, Inc.’s quarterly report on Form 10-Q for the period ended September 30, 2025, formatted in Inline XBRL (included with Exhibit 101 attachments).				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

November 6, 2025	By:	/s/ Richard K. Howe
Richard K. Howe,

Chief Executive Officer, principal executive officer

November 6, 2025	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,

Chief Financial Officer, principal financial and accounting officer

