Form 10-K
period 2025-12-31
Inuvo, Inc.
filed 2026-03-05
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the outstanding common stock held by non-affiliates computed by reference to the price at which the common equity was last sold on June 30, 2025 (the last business day of the registrant’s most recently completed second quarter), as reported on the NYSE American, was approximately $63.2 million.

As of February 20, 2026, there were 14,713,725 shares of common stock of the registrant outstanding, net of shares of common stock held by a subsidiary.

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

The information required by Part III of this annual report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Shareholders to be held in 2026, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this annual report relates.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Inuvo,” the “Company,” “we,” “us,” “our” and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “2024” means the fiscal year ended December 31, 2024, “2025” means the fiscal year ended December 31, 2025, and “2026” means the fiscal year ending December 31, 2026. The information which appears on our corporate website at www.inuvo.com and our social media platforms is not part of this report.

PART I

ITEM 1. BUSINESS.

Company Overview

Inuvo is a market leader in generative artificial intelligence for modeling media audiences. As a leading provider of AI-driven data and advertising technology solutions, we have successfully commercialized a proprietary, patented large language model (“LLM”) that identifies and actions the reasons why consumers are interested in products, services, or brands - rather than who they are - offering a high-performance, privacy-by-design solution for the modern advertising landscape.

Intelligence for the Agentic Era. As the industry moves toward “agentic” systems - where autonomous AI agents increasingly handle the planning and execution of media tasks - Inuvo is uniquely positioned as a critical intelligence layer. Unlike legacy systems that rely on static historical data or consumer IDs (cookies), Inuvo’s technology provides the real-time, intent-based reasoning required for autonomous media planning and activation. By serving as the neural network for these adaptive systems, Inuvo enables brands to move from traditional audience targeting to dynamic model planning.

Inuvo’s core competitive advantage lies in Intent Discovery. While the programmatic industry has traditionally relied on reaching known users based on past behavior, Inuvo’s AI discovers new, high-value audiences as their motivations form.

This intelligence is delivered through a suite of advanced visualization and compliance tools:

•	The Company’s flagship proprietary AI, IntentKey®, analyzes live content consumption across the open web, mapping human motivation to a concept graph of over 25 million ideas. This allows Inuvo to predict purchase intent with precision, often identifying emerging audience shifts 24 hours before they become competitive in the open market. This, in turn, delivers targeting leverage that translates to superior supply/demand yields within bid streams.
•	IntentPath: A first-of-its-kind visualization that allows marketers to see “intent-in-motion,” mapping the real-time journey from initial discovery to final purchasing decision.
•	Ranger: An AI-powered quality assurance feature within our Campsight system that ensures ad creatives remain consistent, accurate and compliant across digital networks.

Inuvo delivers these capabilities through two primary business channels:

•	Agencies & Brands: Managed and self-service offerings that utilize Inuvo’s intelligence layer for precision audience discovery and brand-safe activation across CTV, Video, Audio, Native, and Display channels.
•	Platform: Inuvo provides strategic integrations for large consolidators of advertising demand. This business is optimized to prioritize advertising quality, scalability, and compliance, leveraging AI to align merchant messaging with online content in a durable, defensible manner.

Inuvo’s competitive moat and intellectual property are protected by 18 issued and three pending patents issued by the United States Patent and Trademark Office. Our IP portfolio includes patents, trade secrets and trademarks. We actively seek to protect our IP rights and to deter unauthorized use of our IP and other assets. While our IP rights are important to our success, our business is not significantly dependent on any single patent, trademark, or other IP right.

Key Relationships

We maintain long-standing relationships with several of the world’s largest sources of advertising dollars including Yahoo! and Google. We have maintained multi-year service contracts with these companies. In addition to our Platform relationships, we maintain important distribution relationships with owners and publishers of websites and mobile applications. We provide these partners with advertisements which they use to monetize their websites and mobile applications. We continuously monitor our advertising quality using a variety of proprietary and patent-protected software tools, including IntentKey. IntentKey has long-standing relationships with several programmatic infrastructure companies that provide billions of bid transactions.

In 2025, we had two individual customers with revenue concentration greater than 10% of our total revenues accounting for 64.2% and 19.3%, respectively.

In 2024, we had one individual customer with revenue concentration greater than 10% of our total revenue accounting for 75.0%.

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

Our trademarks include the U.S. federal registration for our consumer facing brand ALOT® in the United States. Our intellectual property portfolio includes 18 patents issued by, and three pending patent applications before, the USPTO.

To distinguish our products and services from our competitors’ products, we have obtained trademarks and trade names for our products. We also protect details about our processes, products, and strategies as trade secrets, keeping confidential the information that we believe provides us with a competitive advantage.

Employees and Human Capital Resources

As of January 31, 2026, we had 72 full-time employees, none of which are covered by a collective bargaining agreement.

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

In February 2017, the Company entered into an asset purchase agreement with NetSeer, Inc., which advanced the Company’s artificial intelligence technology. The origins of the AI technology behind the IntentKey is the machine learning labs of the University of California Los Angeles (UCLA) where a professor and his doctorate students were tasked to develop a form of artificial intelligence that was a first of a kind of an unstructured data graph representing the world’s knowledge. The project was eventually funded by a Silicon Valley venture firm before being acquired by Inuvo. Since 2017, Inuvo has invested millions of dollars in developing and enhancing the technology.

More Information

Our website address is www.inuvo.com. We file with, or furnish to, the Securities and Exchange Commission (the “SEC”) annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports, as well as various other information. This information can be found on the SEC website at www.sec.gov. In addition, we make available free of charge through the Investor Relations page of our website our annual reports, quarterly reports, and current reports, and all amendments to any of those reports, as soon as reasonably practicable after providing such reports to the SEC.

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

Business Risks

We have a history of losses. We cannot anticipate with any degree of certainty what our revenues will be in future periods. Our revenues increased approximately 2.9% in 2025 as compared to 2024, however, our gross profit margin decreased by 10.1% to 74.5% in 2025. We reported an operating loss of approximately $5.1 million in 2025 as compared to an operating loss of approximately $5.8 million in 2024. Though we have a credit facility dependent upon receivables, the negative cash flows generated from operating activities introduces potential risk of an interruption to operating activities. As of December 31, 2025, we have approximately $2.8 million in cash and cash equivalents. Our net working capital deficit was $5.1 million. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. In addition, our investment in internally developed software consists primarily of labor costs which are of a fixed nature. Through December 31, 2025, our accumulated deficit was $178.3 million. See Liquidity and Capital Resources under ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for a more thorough discussion.

We rely on two customers for a significant portion of our revenues. A significant portion of our revenue is derived from two customers. During 2025 these two customers accounted for 64.2% and 19.3% of our revenues, respectively. In 2024, the same two customers accounted for 75.0% and 7.0% of our revenues, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control; this includes the amount the customers charge for advertisements, the depth of their available advertisements, and their ability to display relevant ads in response to end user queries and changes in advertising budgets resulting from their own business circumstances. Historically, we have been able to replace lost clients with new clients or by expanding our relationship with existing clients, however, we would likely experience a significant decline in revenue and our business operations could be significantly harmed if we lose material customers or are unable to replace lost clients. The loss of material customers or a material change in the revenue or gross profit they generate would have a material adverse impact on our business, results of operations and financial condition in future periods.

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

We are dependent upon relationships with and the success of our supply partners. Our supply partners, including owners and publishers of websites and mobile applications, remain a critical component of our success. Our ability to generate revenue depends on these partners’ capacity to attract and retain users and deliver traffic that results in engagement with advertisements we distribute. While we continue to recruit and retain supply partners and have made progress in stabilizing and expanding our supply network, turnover within our partner base remains inherent to our business. Supply partners may face challenges due to competition, rapidly evolving market dynamics, technological advancements, industry consolidation, and shifting consumer preferences, which may reduce traffic volumes or engagement levels. In addition, some partners may pursue direct relationships with advertisers, view us as competitors, or find alternative solutions more attractive. As a result, traffic levels and advertising inventory available through our supply network may fluctuate, and there can be no assurance that departing partners will be replaced or that traffic volumes will increase. Any disruption in our ability to maintain, replace, or effectively scale our supply partnerships could materially adversely affect our business, financial condition, and results of operations.

Our business depends on third-party advertising platforms that establish and enforce their own policies, and changes in those policies, standards or commercial terms could adversely affect our revenue and operating results. We generate a portion of our revenue through relationships with third-party advertising platforms that control the distribution, monetization and measurement of advertising traffic. These platforms establish and enforce their own policies, quality standards, compliance requirements and commercial terms, which may change from time to time. We do not control the interpretation or application of such policies, nor do we control the algorithms and systems used by these platforms to evaluate traffic quality and performance. If a third-party platform determines that certain traffic does not meet its standards, or concludes that our practices are inconsistent with its policies or commercial requirements, it may reduce traffic allocations, modify monetization rates, delay or withhold payments, require operational changes, or suspend or terminate our participation. In addition, platforms periodically modify their algorithms, compliance standards, demand allocation methodologies and pricing models, which may result in fluctuations in revenue, margins and traffic volumes. Any such actions or changes could adversely affect our Platform revenue, operating results and cash flows, and could require us to adjust our business practices or incur additional costs to maintain compliance.

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

Technological Risks

Our business must keep pace with rapid technological change to remain competitive. Our business operates in a rapidly changing technological landscape, evident with the rapid adoption of artificial intelligence technologies and tools, as well as the deprecation of third-party cookies. To stay competitive, we must swiftly adapt to evolving industry standards, new product releases, and changing customer preferences. Continual improvement of our services’ speed, performance, and compatibility across diverse platforms is crucial. Failure to keep pace with these technological shifts could adversely affect our financial position and results of operations. Our increasing use of artificial intelligence and machine learning technologies also exposes us to risks related to data quality, model performance, regulatory scrutiny, and evolving legal standards governing the use of automated decision-making technologies.

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

In the ordinary course of business, we rely on information technology networks and systems, some of which are provided, hosted or managed by vendors and other third parties, to process, transmit and store electronic information, and to manage or support a variety of businesses. Additionally, we collect and store certain data, including proprietary business information, and have access to confidential or personal information in certain of our businesses that is subject to privacy and cybersecurity laws, regulations and customer-imposed controls. Third parties and threat actors, including organized criminals, nation-state entities, and/or nation-state supported actors, may attempt to gain unauthorized access to our information and operational technology networks and infrastructure, data and other information. Despite our cybersecurity and business continuity counter measures (including employee and third-party training, monitoring of networks and systems, patching, maintenance, and backup of systems and data), our information and operational technology systems, networks and infrastructure are still potentially susceptible to cyber-attack, insider threat, compromise, damage, disruption, or shutdown, including as a result of the exploitation of known or unknown hardware or software vulnerabilities in our systems or the systems of our vendors and third-party service providers, the introduction of computer viruses, malware or ransomware, service or cloud provider disruptions, or security breaches, phishing attempts, employee error or malfeasance, power outages, telecommunication or utility failures, systems failures, natural disasters or other catastrophic events. Despite our cybersecurity counter measures, it is possible for security vulnerabilities or a cyberattack to remain undetected for an extended time period and the prioritization of decisions with respect to security measures and remediation of known vulnerabilities that we and the vendors and other third parties upon which we rely make may prove inadequate to protect against these attacks. Any cybersecurity incident or information or operational technology network disruption could result in numerous negative consequences, including the risk of legal claims or proceedings, investigations or enforcement actions by U.S., state, or foreign regulators; liabilities or penalties under applicable laws and regulations, including privacy laws and regulations in the U.S. and other jurisdictions; interference with our operations; the incurrence of remediation costs; loss of intellectual property protection; the loss of customer, supplier or employee relationships; and damage to our reputation, any of which could adversely affect our business. Although we maintain insurance coverage for various cybersecurity and business continuity risks, there can be no guarantee that all costs, damages, expenses or losses incurred will be fully insured.

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

Regulatory Risks

Regulatory and legal uncertainties could harm our business. While there are currently limited federal laws directly applicable to certain aspects of Internet-based commerce or commercial search activity, there is increasing awareness of such activity and interest from state and federal lawmakers in regulating these services. New regulation of activities in which we are involved or the extension of existing laws and regulations to Internet-based services could have a material adverse effect on our business, results of operations and financial position.

Failure to comply with federal, state and international privacy and data security laws and regulations, or the expansion of current or the enactment of new privacy and data security laws or regulations, could adversely affect our business. A variety of federal, state and international laws and regulations govern the collection, use, retention, sharing and security of consumer data. In addition, various federal, state and foreign legislative and regulatory bodies may expand current or enact new laws regarding privacy matters. For example, recently there have been Congressional hearings and increased attention to the capture and use of location-based information relating to users of smartphones and other mobile devices, and internationally the European Union’s General Data Protection Regulation (GDPR) went into effect in May 2018. Additionally, multiple legislative proposals concerning privacy and the protection of user information are being considered by the U.S. Congress and various U.S. state legislatures. Certain U.S. state legislatures have already enacted privacy legislation, one of the strictest and most comprehensive of which is the California Consumer Privacy Act of 2018, which became effective on January 1, 2020 (the “CCPA”). The CCPA provides data privacy rights for California consumers and restricts the ability to use personal California user. The CCPA also provides consumers with a private right of action for security breaches, as well as provides for statutory damages. We have posted privacy policies and practices concerning the collection, use and disclosure of subscriber data on our websites and applications. The existing and soon to be enacted privacy and data security related laws and regulations are evolving and subject to potentially differing interpretations. Several Internet companies have incurred penalties for failing to abide by the representations made in their privacy policies and practices. In addition, several states have adopted legislation that requires businesses to implement and maintain reasonable security procedures and practices to protect sensitive personal information and to provide notice to consumers in the event of a security breach. Any failure, or perceived failure, by us to comply with our posted privacy policies or with any data-related consent orders, Federal Trade Commission requirements or orders or other federal, state or international privacy or consumer protection-related laws, including the GDPR and CCPA, regulations or industry self-regulatory principles could result in claims, proceedings or actions against us by governmental entities or others or other liabilities, which could adversely affect our business.

We are subject to the continued listing standards of the NYSE American and our failure to satisfy these criteria may result in delisting of our common stock. Our common stock is listed on the NYSE American. In order to maintain this listing, we must maintain a certain share price, a minimum amount of shareholders’ equity and a minimum market value of publicly held shares. In addition to these objective standards, the NYSE American may delist the securities of any issuer (i) if, in its opinion, the issuer’s financial condition and/or operating results appear unsatisfactory; (ii) if it appears that the extent of public distribution or the aggregate market value of the security has become so reduced as to make continued listing on the NYSE American inadvisable; (iii) if the issuer sells or disposes of principal operating assets or ceases to be an operating company; (iv) if an issuer fails to comply with the NYSE American’s listing requirements; (v) if an issuer’s securities sell at what the NYSE American considers a “low selling price” which the exchange generally considers $0.20 per share and the issuer fails to correct this via a reverse split of shares after notification by the NYSE American; or (vi) if any other event occurs or any condition exists which makes continued listing on the NYSE American, in its opinion, inadvisable. There are no assurances how the market price of our common stock will be impacted in future periods as a result of the general uncertainties in the capital markets. If the NYSE American delists our common stock, investors may face material adverse consequences, including, but not limited to, a lack of trading market for our common stock, reduced liquidity, decreased analyst coverage of our common stock, and an inability for us to obtain any additional financing to fund our operations that we may need.

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

Ability to maintain our credit facility could impact our ability to access capital in the future.  On July 30, 2024, we entered into a Financing and Security Agreement and Collateral Documents (“Financing Agreement”) with SLR Digital Finance LLC (“SLR”). Under the terms of the Financing Agreement, SLR has provided us with a $10,000,000 line of credit commitment. We are permitted to borrow against eligible accounts receivable and unbilled receivables. The Financing Agreement has a three year term and contains certain affirmative and negative covenants to which we are also subject. As of December 31, 2025, we were in compliance with these covenants. There are no assurances that we will be able to comply with all the covenants. In the event we violate a covenant, SLR may limit or demand all amounts due under the credit facility at any time, including upon an event of default outstanding, if any, to be due and payable. If this occurs and if we have outstanding obligations and are not able to repay, SLR could require us to apply all of our available cash to repay the debt amounts and could then proceed against the underlying collateral. Should this occur, we cannot assure you that our assets would be sufficient to repay our debt in full, we would be able to borrow sufficient funds to refinance the debt. In such an event, our ability to conduct our business as it is currently conducted would be in jeopardy.

In addition to our credit facility, we may incur additional indebtedness from time to time, including convertible or other debt instruments. Any such indebtedness could increase our leverage, require the use of significant cash resources to service or repay obligations, and limit our financial flexibility. Our ability to meet these obligations depends on our future operating performance, cash flows, and access to capital, which are subject to market conditions and other factors beyond our control.

Significant dilution will occur when outstanding restricted stock unit grants vest. As of December 31, 2025, we had 779,979 restricted stock units outstanding. If the restricted stock units vest, dilution will occur to our stockholders, which may be significant.

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

Risk Management & Strategy

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

The Company’s Disclosure Committee, with the assistance of the DIT, is responsible for overseeing the establishment and effectiveness of controls and other procedures, including controls and procedures related to the public disclosure of material cybersecurity matters. The Company’s Disclosure Committee is comprised of, among others, the Company’s Chief Executive Officer, Chief Financial Officer, and Senior Vice Presidents.  The Company’s DIT, or a delegate, informs the Disclosure Committee of certain cybersecurity incidents that may potentially be determined to be material pursuant to escalation criteria set forth in the Company’s incident response plan and related processes.

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

ITEM 3. LEGAL PROCEEDINGS.

We may be involved from time to time in legal proceedings, investigations and claims incidental to the conduct of our business.

On January 29, 2026, Carambolico LTD commenced a lawsuit, captioned Carambolico LTD v. Alot, Inc., No. 04CV-26-458 (Ark. Cir. filed Jan. 29, 2026), in the Circuit Court of Benton County, Arkansas naming Alot, Inc., a wholly owned subsidiary of Inuvo, Inc., as defendant. The complaint asserts breach of contract and tort claims under a services agreement that was between Carambolico Ltd. and Alot, Inc. and seeks $1.5 million in fees thereunder. Inuvo believes the claims asserted are without merit. Inuvo intends to vigorously contest this lawsuit.

As previously disclosed, on January 29, 2026, pursuant to a class action settlement agreement, we received approximately $6.2 million in proceeds as a claimant in such class action lawsuit.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is listed on the NYSE American under the symbol “INUV.”  As of January 30, 2026, there were approximately 415 record owners of our common stock. This amount does not reflect persons or entities that hold our common stock in nominee or “street” name through various brokerage firms.

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

Repurchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. RESERVED

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations for 2025 and 2024 should be read in conjunction with the consolidated financial statements and the notes to those statements that are included elsewhere in this report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under Cautionary Statements Regarding Forward-Looking Information, Part I. Item 1. Business and Item 1A. Risk Factors. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” and similar expressions to identify forward-looking statements.

Company Overview

Inuvo is a market leader in generative artificial intelligence for modeling media audiences. As a leading provider of AI-driven data and advertising technology solutions, we have successfully commercialized a proprietary, patented large language model (“LLM”) that identifies and actions the reasons why consumers are interested in products, services, or brands - rather than who they are - offering a high-performance, privacy-by-design solution for the modern advertising landscape.

Intelligence for the Agentic Era. As the industry moves toward “agentic” systems - where autonomous AI agents increasingly handle the planning and execution of media tasks - Inuvo is uniquely positioned as a critical intelligence layer. Unlike legacy systems that rely on static historical data or consumer IDs (cookies), Inuvo’s technology provides the real-time, intent-based reasoning required for autonomous media planning and activation. By serving as the neural network for these adaptive systems, Inuvo enables brands to move from traditional audience targeting to dynamic model planning.

Inuvo’s core competitive advantage lies in Intent Discovery. While the programmatic industry has traditionally relied on reaching known users based on past behavior, Inuvo’s AI discovers new, high-value audiences as their motivations form.

This intelligence is delivered through a suite of advanced visualization and compliance tools:

•	The Company’s flagship proprietary AI, IntentKey®, analyzes live content consumption across the open web, mapping human motivation to a concept graph of over 25 million ideas. This allows Inuvo to predict purchase intent with precision, often identifying emerging audience shifts 24 hours before they become competitive in the open market. This, in turn, delivers targeting leverage that translates to superior supply/demand yields within bid streams.
•	IntentPath: A first-of-its-kind visualization that allows marketers to see “intent-in-motion,” mapping the real-time journey from initial discovery to final purchasing decision.
•	Ranger: An AI-powered quality assurance feature within our Campsight system that ensures ad creatives remain consistent, accurate and compliant across digital networks.

Inuvo delivers these capabilities through two primary business channels:

•	Agencies & Brands: Managed and self-service offerings that utilize Inuvo’s intelligence layer for precision audience discovery and brand-safe activation across CTV, Video, Audio, Native, and Display channels.
•	Platform: Inuvo provides strategic integrations for large consolidators of advertising demand. This business is optimized to prioritize advertising quality, scalability, and compliance, leveraging AI to align merchant messaging with online content in a durable, defensible manner.

Inuvo’s competitive moat and intellectual property are protected by 18 issued and three pending patents issued by the United States Patent and Trademark Office. Our IP portfolio includes patents, trade secrets and trademarks. We actively seek to protect our IP rights and to deter unauthorized use of our IP and other assets. While our IP rights are important to our success, our business is not significantly dependent on any single patent, trademark, or other IP right.

Credit Agreement

On July 30, 2024, we entered into a Financing and Security Agreement and Collateral Documents (“Financing Agreement”) with SLR Digital Finance LLC (“SLR”). Under the terms of the Financing Agreement, SLR has provided us with a $10,000,000 line of credit commitment. We are permitted to borrow up to 90% of eligible accounts receivable under the Financing Agreement, up to the maximum credit commitment of $10,000,000. We will pay SLR monthly interest at the rate of 1.0% in excess of the Prime Rate but not less than 7%. The Financing Agreement has a three year term. The Financing Agreement contains certain affirmative and negative covenants to which we are also subject. We agreed to pay SLR an annual facility fee of 0.80% of the maximum credit commitment. We also agreed to pay a minimum utilization amount of the interest rate multiplied by difference between $500,000 and the average daily outstanding loan during a month. We are obligated to pay SLR a monthly service fee of 0.15% on of the average net amount of outstanding loans during each month. If we terminate the Financing Agreement prior to the second anniversary of the effective date, an amount equal to 1.0% of the maximum credit commitment will be due as an early termination payment and if we terminate after the second anniversary of the effective date but prior to the end of the term, an amount equal to 0.25% of the maximum credit commitment will be due. Repayment of the Financing Agreement will be made through collections from eligible accounts receivable. At December 31, 2025 the outstanding balance under the Financing Agreement at that date was $3,288,100.

2025 Overview

We reported net revenue of $86.2 million in 2025, a 2.9% increase over the prior year. The highlights of 2025, include:

•	Inuvo introduced IntentPath for next-level audience visualization capability that predicts how audiences move from awareness to engagement to conversion.
•	The Company launched Ranger, an advanced quality assurance and compliance capability within its Campsight system, designed to strengthen responsible monetization and improve creative verification and message consistency.
•	The Company appointed Rob Buchner as Chief Operating Officer in a newly created role to support operational scale and accelerate go-to-market execution for IntentKey, and he was subsequently appointed Chairman and Chief Executive Officer in January 2026.
•	15 new Agencies/Brands were signed up.

Results of Operations

	For the Years Ended December 31,
	2025	2024	Change	% Change
Net Revenue	$86,209,305	$83,793,859	$2,415,446	2.9%
Cost of Revenue	21,995,153	12,033,777	9,961,376	82.8%
Gross Profit	$64,214,152	$71,760,082	$(7,545,930)	(10.5)%

Net Revenue

We reported $86.2 million in net revenue for the year ended December 31, 2025, a 2.9% increase compared to $83.8 million during the same period in 2024. Platform clients represented 83.8% of the overall revenue for the year ended December 31, 2025 compared to 82.8% in the same period of 2024. For the year ended December 31, 2025, our two largest clients, both Platform clients, accounted for 64.2% and 19.3% of our overall revenue, respectively.  During 2024 our largest client, also a Platform client, accounted for 75.0% of our revenues. Revenue from one of our largest Platform clients increased significantly in 2025 compared to the prior year due to the introduction of a new product in the fourth quarter of 2024. However, this increase was offset by a decline in revenue from our largest Platform client, as advertising activity was reduced during the second half of 2025 to comply with our client's new requirements.

Cost of Revenue

Cost of revenue is primarily composed of payments to website publishers and app developers that host advertisements. To a lesser extent, cost of revenue includes payments to advertising exchanges that provide access to digital inventory where we serve advertisements. The increase in cost of revenue for the year ended December 31, 2025, compared to the same time period in 2024 was primarily related to the change in mix within Platform revenue. As mentioned above, revenue from a new product introduced in the fourth quarter of 2024 accounted for the increase in cost of revenue. The change in gross margin in the current year ended December 31, 2025, 74.5% compared to 85.6% in the same period of 2024 was primarily due to a change in the revenue mix.

Operating Expenses

	For the Year Ended December 31,
	2025	2024	Change	% Change
Marketing costs	$51,890,162	$59,663,061	$(7,772,899)	(13.0)%
Compensation	12,086,350	12,065,783	20,567	0.2%
General and administrative	6,933,684	5,545,049	1,388,635	25.0%
Operating expenses	$70,910,196	$77,273,893	$(6,363,697)	(8.2)%

Marketing costs consist primarily of traffic acquisition, or media, costs and include expenses incurred to attract and direct audience traffic to various web properties. Marketing costs for the year ended December 31, 2025 compared to the same period in 2024 was 13.0% lower due primarily to lower revenue in 2025 from the Platform client mentioned in Net Revenue section above and to fully amortizing the remaining balance of $600,000 of the referral and support services asset in the third quarter of 2024 (see Note 8 – Business Development Agreement to our Consolidated Financial Statements).

Compensation expense was flat for the year ended December 31, 2025, compared to the same time period in 2024. Our total employment, both full and part-time, was 79 at December 31, 2025 compared to 81 at December 31, 2024.

General and administrative expenses increased for the year ended December 31, 2025 compared to the same period in 2024 primarily due to a $1.4 million reduction in the allowance for expected credit losses recorded in 2024 related to a balance due from a former client. That client subsequently paid its outstanding balance in full and had no remaining obligations to the Company as of December 31, 2025.

Financing expense, net

Finance expense, net of interest income, for the year ended December 31, 2025 was approximately $259,000 expense and was primarily due to interest and financing expenses of approximately $400,000 and commitment fee expense of approximately $80,000 offset by interest income of approximately $218,000. During 2025, the Company received a delayed refund from the Internal Revenue Service (IRS) of which $158,000 was recorded as interest income.

Finance expense, net of interest income, for the year ended December 31, 2024 was approximately $266,000 expense and was primarily due to interest expense of approximately $221,000 and commitment fee expense of approximately $66,000 offset by interest income of approximately $71,000.

Other income, net

Other income, net, for the year ended December 31, 2025 was income of approximately $1.9 million.

During the year ended December 31, 2025, the Company received a payment from the IRS totaling $610,352 in connection with an amended form filed in May 2023 for the Employee Retention Credit (ERC) related to the first quarter of 2021. Of this amount, $533,093 was recognized in Other Income, and $77,259 of interest was recorded in Financing expense, net. The Company received an additional ERC payment from the IRS related to the second quarter of 2021, totaling $606,156. Of this amount, $525,085 was recognized in Other Income, and $81,071 of interest was recorded in Financing expense, net.

During the year ended December 31, 2025, the Company received a refund of approximately $700,000 from a partner related to amounts previously paid in 2022. The refund was recognized in other income during 2025 and represents a non-recurring item.

Other income, net, for the year ended December 31, 2024 was income of approximately $26,000 for setup charges to new Platform partners.

Liquidity and Capital Resources

Our principal sources of liquidity are the sale of our common stock and our credit facility discussed in Note 6 – Bank Debt to our Consolidated Financial Statements.

On May 7, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), to sell shares of our common stock, par value $0.001 per share, (the “Shares”), having an aggregate sales price of up to $15,000,000, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We will pay Wainwright a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of Shares. For the year ended December 31, 2024, we did not sell any shares of common stock under the ATM Agreement. During the year ended December 31, 2025, we utilized the ATM Agreement and sold 165,641 shares of common stock for gross proceeds of $1,184,740, before deducting commissions and other offering-related costs.

On July 31, 2024, we entered into a Financing and Security Agreement (the “Financing Agreement”) with SLR Digital Finance LLC (“SLR”), effective July 30, 2024. Pursuant to the terms of the Financing Agreement, SLR will finance up to $10 million subject to availability based on the amount of eligible accounts receivable. Eligibility is determined by criteria such as geographic location of the customer and aging of receivables. As of December 31, 2025, our accounts receivable, net of allowance for credit losses, were $5,887,884, of which a substantial portion qualified as eligible under the Financing Agreement. At December 31, 2025, the outstanding balance due under the Financing Agreement was $3,288,100. See Note 6 – Bank Debt to our Consolidated Financial Statements.

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

As of December 31, 2025, we have approximately $2.8 million in cash and cash equivalents. Our net working capital deficit was $5.1 million. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. For the year ended December 31, 2025 we had a net loss of $5.1 million and the net cash used in operations was $1.8 million. Additionally, our investment in investing activities totaled approximately $1.6 million for the year ended December 31, 2025. This amount primarily consists of internally developed software costs, which are largely comprised of fixed labor costs, along with other capitalized expenditures. Through December 31, 2025, our accumulated deficit was $178.3 million.

Subsequent to December 31, 2025, on January 14, 2026, the Company entered into a securities purchase agreement with a certain investor pursuant to which the Company authorized the issuance of subordinated convertible notes in the aggregate principal amount of approximately $3.33 million, subject to a 10% original issue discount. The subordinated convertible note is convertible into shares of the Company’s common stock at a conversion price of $3.10 per share, subject to applicable NYSE American ownership limits and certain registration rights obligations. In connection with the convertible note financing, the Company also entered into a debt subordination agreement with its senior lender and a registration rights agreement with the investor. This financing provided incremental liquidity subsequent to year-end and is included as a subsequent event. Management expects the additional capital to enhance the Company’s liquidity position and support operations and strategic initiatives in 2026.

Subsequent to December 31, 2025, the Company received approximately $6.2 million in connection with a previously disclosed class action settlement. The settlement proceeds represent a one-time, non-recurring cash inflow and enhanced the Company’s liquidity position after year-end. Management considered the receipt of these proceeds, along with subsequent financing activity, in its assessment of the Company’s liquidity and capital resources.

Management plans to support the Company’s future operations and capital expenditures primarily through cash generated from its credit facility until such time as we reach profitability. The credit facility is due upon demand and therefore there can be no assurances that sufficient borrowings will be available to support future operations until profitability is reached. We believe our current cash position, together with availability under our credit facility and proceeds received subsequent to December 31, 2025 from the $6.2 million class action settlement and the subordinated convertible note issued in January 2026, will be sufficient to sustain operations for at least the next twelve months from the date of this filing. If our plan to grow the IntentKey product is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions over the long term.

Cash Flows

The table below sets forth a summary of our cash flows for the years ended 2025 and 2024:

	2025	2024
Net cash provided by/(used) in operating activities	$(1,786,301)	$229,554
Net cash provided by/(used in) investing activities	$(1,601,903)	$(1,857,375)
Net cash provided by/(used in) financing activities	$3,768,880	$(353,388)

Cash Flows - Operating

Net cash used in operating activities was $1,786,301 during 2025. We reported a net loss of $5,095,518, which included non-cash expenses: depreciation and amortization of $2,234,749 and stock-based compensation of $1,144,773. The change in operating assets and liabilities was a net use of cash of $303,348 primarily due to a decrease in the accounts receivable balance of $6,703,509, offset by decreases in accrued expenses and other liabilities of $5,565,487 and accounts payable of $1,331,567. Our terms are such that we generally collect receivables prior to paying trade payables. However, our media sales arrangements typically have slower payment terms than the terms of related payables.

During 2024, cash provided by operating activities was $229,554. We reported a net loss of $5,761,801 which included the non-cash expenses of depreciation and amortization of $2,515,177, stock-based compensation expenses of $1,501,444, $800,000 for the impairment and amortization of a referral and support services agreement, and amortization of right of use assets of $54,356. The change in operating assets and liabilities was a net provision of cash of $2,342,255.

Cash Flows - Investing

Net cash used in investing activities was $1,601,903 for 2025 and consisted primarily of capitalized internal development costs. Net cash used in investing activities in 2024 was $1,857,375 and consisted primarily of capitalized internal development costs.

Cash Flows - Financing

Net cash provided by financing activities was $3,768,880 during 2025, primarily due to the utilization of our Financing Agreement as discussed in Note 6 - Bank Debt to our Consolidated Financial Statements and sales of common stock through the ATM as discussed in Note 11 – Stockholders’ Equity to our Consolidated Financial Statements.

Net cash used in financing was $353,388 during 2024, primarily due to the election of certain participants to have the Company withhold the issuance of shares pursuant to vesting restricted stock units in consideration of the Company’s payment of taxes on behalf of such participants.

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

Customer contracts are typically captured in an Insertion Order (“IO”) where revenue is recognized upon delivery of services during the period covered by the IO, or in multi-year master service agreements where revenue is recognized based on the number of advertisements placed or clicked on in the period they occur. We settle advertisement placement prices with our customers net of any adjustments for quality. Judgment is required to identify a contract with a customer, identify its performance obligations, determine the transaction price, allocate the transaction price to the performance obligations, and determine whether the performance obligations are satisfied.

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

We annually assess whether triggering events are present to review internal-use software for impairment. The estimated useful life of our software development costs is two years and is amortized using the straight-line method. There is judgment involved in determining the validity of capitalization, estimating the useful life and evaluating whether any impairment occurred. Capitalized software development costs were $1.5 million and $1.8 million, respectively, for the years ended December 31, 2025 and 2024.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2025, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the 2013 Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based upon this assessment, our Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2025, our internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

During the year ended December 31, 2025, we implemented NetSuite as our enterprise resource planning (“ERP”) system. In connection with this implementation, we designed and implemented new internal controls and modified certain existing controls. There were no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Trading Plans

During the three months ended December 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

N/A

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item will be contained in our proxy statement for our 2026 Annual Meeting of Shareholders to be filed on or prior to April 30, 2026 (the “Proxy Statement”) and is incorporated herein by this reference.

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

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
2.1	Agreement and Plan of Merger dated June 5, 2009 between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	2.4
2.2	Agreement and Plan of Merger dated October 16, 2011 between Inuvo, Inc., Anhinga Merger Subsidiary, Inc. and Vertro, Inc.	8-K	10/17/11	2.5
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3(i).4
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(i).7	Articles of Amendment to Articles of Incorporation as filed on October 31, 2019	10-Q	5/15/20	3(i).7
3(i).8	Certificate of Validation of Amendment to Amended Articles of Incorporation as filed October 16, 2020	10-Q	11/9/20	3(i)8
3(i).9	Articles of Amendment to Articles of Incorporation as filed January 7, 2021	10-K	2/11/21	3(i).9
3(i).10	Articles of Amendment to Articles of Incorporation as filed on August 19, 2021	10-Q	11/12/21	3(i).10
3(i).11	Certificate of Amendment to the Articles of Incorporation of Inuvo, Inc. as filed with the Secretary of State and effective as of June 10, 2025.	10-K	6/10/25	3.1
3(ii).	Second Amended and Restated Bylaws	8-K	5/22/23	3(ii).1
4.1	Description of Securities	10-K	2/11/21	4.1
10.1	Google Services Agreement effective January 1, 2024 by and between Vertro, Inc. and Google Inc	10-K	2/29/24	10.1
10.2	Yahoo! Publisher Network Contract, dated April 4, 2009, as amended with Amendment No. 1, Amendment No. 2, Amendment No. 3, Amendment No. 4, Amendment No. 5 and Amendment No. 6 ***	10-Q	5/15/12	10.1
10.3	Yahoo! Publisher Network Contract, dated April 4, 2009, as amended. ***	10-Q/A	12/28/12	10.1
10.4	Amendment No. 8 to Yahoo! Publisher Network Contract effective as of September 1, 2013, executed and delivered October 10, 2013 ***	10-Q/A	1/6/14	10.28
10.5	Amendment #11 to Yahoo! Publisher Network Contract, effective January 15, 2016, executed and delivered January 26, 2015	10-K	2/12/16	10.24
10.6	Amendment #12 to Yahoo! Publisher Network Contract, effective March 2, 2016 ***	10-Q	4/27/16	10.25
10.7	Amendment #14 to Yahoo! Publisher Contract dated February 28, 2018	8-K	3/6/18	10.1
10.8	Amendment #15 to Yahoo! Publisher Contract dated May 9, 2018	8-K	5/15/18	10.1
10.9	Amendment # 16 dated August 28, 2018 to Yahoo! Publisher Network Contract ***	10-Q	11/7/18	10.1
10.10	Amendment #18 dated January 24, 2019 to Yahoo! Publisher Contract	10-K	3/15/19	10.6

10.11	Amendment #28 to the Yahoo! Publisher Network Contract #1-19868214, dated as of November 11, 2020***	8-K	11/16/20	10.1
10.12	Amendment #32 to the Yahoo! Publisher Network Contract #1-9868214, dated May 10, 2023.***	8-K	5/16/23	10.1
10.13	Form of Indemnification Agreement with Directors of Inuvo, Inc.	10-Q	11/7/18	10.5
10.14	2017 Equity Compensation Plan	DEF14A	4/28/17	A
10.15	Amendment No. 1 to the 2017 Equity Compensation Plan	DEF14	9/3/19	B
10.16	Amendment No. 2 to the 2017 Equity Compensation Plan	DEF14	5/2/22	A
10.17	2017 Equity Compensation Plan Non-Qualified Stock Option Agreement	10-Q	8/15/22	10.2
10.18	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and Richard K. Howe	8-K	3/6/12	10.2
10.19	Employment Agreement dated March 1, 2012 between Inuvo, Inc. and Wallace D. Ruiz	8-K	3/6/12	10.4
10.20	Amended and Restated Executive Employment Agreement, dated January 27, 2026, between Inuvo Inc. and Robert C. Buchner	8-K	1/28/26	10.3
10.21	Form of Insider Offering Subscription Agreement	8-K	3/20/20	10.1
10.22	Form of Subscription Agreement	8-K	4/01/20	10.1
10.23	2017 Equity Compensation Plan Restricted Stock Unit Agreement	10-K	2/11/21	10.29
10.24	Sales Agreement, dated May 28, 2021 by and between A.G.P./Alliance Global Partners and Inuvo, Inc.	8-K	5/28/21	1.1
10.25	Financing and Security, by and among Inuvo, Inc., Vertro, Inc., ValidClick, Inc., Think Relevant Media, LLC, Kowabunga Marketing, Inc., Bonfire Publishing Group, LLC, Southern Muse Media, LLC, NetSeer, Inc., Emerald Brands, LLC, Alot, Inc. and Daily Reads, LLC, and SLR Digital Finance LLC, effective as of July 30, 2024.	8-K	8/01/24	10.1
10.26	Inuvo, Inc. 2025 Omnibus Incentive Compensation Plan	8-K	5/28/25	10.1
10.27	2025 Equity Compensation Plan Form of Restricted Stock Unit Agreement	8-K	5/28/25	10.2
10.28	2025 Equity Compensation Plan Form of Non-Qualified Stock Option Agreement	8-K	5/28/25	10.3
10.29	Separation Agreement and Release, dated September 30, 2025, between Inuvo, Inc. and Barry Lowenthal	8-K	10/01/25	10.1
10.30	Form of Securities Purchase Agreement, by and between Inuvo, Inc. and the Buyer	8-K	1/15/26	10.1
10.31	Form of Subordinated Convertible Note	8-K	1/15/26	10.2
10.32	Form of Registration Rights Agreement by and between Inuvo, Inc. and the Buyer	8-K	1/14/26	10.3
10.33	Debt Subordination Agreement, made by Buyers in favor of SLR Digital Finance, LLC	8-K	1/14/26	10.4
10.34	Extension Agreement to Google Services Agreement between Vertro, Inc. and Google LLC, dated as of February 17, 2026	8-K	2/17/26	10.1
19	Insider Trading Policy	10-K	2/27/25	19
21.1	Subsidiaries of the Registrant				Filed
23.1	Consent of EisnerAmper LLP, PCAOB FIRM ID 274				Filed
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Filed
32.2	Section 1350 certification of Chief Financial Officer				Filed
97.1	Clawback Policy	10-K	2/29/2024	10.1
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Inuvo, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included within Exhibit 101 attachments).				Filed

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

Inuvo, Inc.

March 5, 2026	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Robert C. Buchner	Chairman of the Board of Directors and Chief Executive Officer (principal executive officer)	March 5, 2026
Robert C. Buchner

/s/ Wallace D. Ruiz	Chief Financial Officer (principal financial and accounting officer)	March 5, 2026
Wallace D. Ruiz

/s/ Jonathon Bond	Director	March 5, 2026
Jonathon Bond

/s/ Gordon J. Cameron	Director	March 5, 2026
Gordon J. Cameron

/s/ Kenneth Lee	Director	March 5, 2026
Kenneth Lee

/s/ Richard K. Howe	Director	March 5, 2026
Richard K. Howe

 INUVO, INC.

CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Inuvo, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Inuvo, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of their operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Capitalized software development costs

As reflected in Note 2 and Note 4 to the financial statements, the Company capitalizes certain labor costs related to internally developed software. Management determines the amount of internal software costs to be capitalized based on the estimated amount of time spent by software developers and engineers during the application development stage of software development projects identified by the Company. The amount of capitalized software development costs was approximately $1.5 million for the year ended December 31, 2025.

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

EISNERAMPER LLP

Iselin, New Jersey

March 5, 2026

Inuvo, Inc.

Consolidated Balance Sheets

December 31,

	2025	2024
Assets
Current assets
Cash and cash equivalents	$2,839,921	$2,459,245
Accounts receivable, net of allowance for credit losses of $98,954 and $144,625, respectively	5,887,884	12,545,771
Prepaid expenses and other current assets	489,790	639,805
Total current assets	9,217,595	15,644,821

Property and equipment, net	1,629,561	1,792,903
Other assets
Right of use assets - operating lease	663,635	913,439
Right of use assets - finance lease	—	18,209
Intangible assets, net of accumulated amortization	3,425,375	3,894,875
Goodwill	9,853,342	9,853,342
Other assets	78,342	78,342
Total other assets	14,020,694	14,758,207
Total assets	$24,867,850	$32,195,931

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$7,090,784	$8,422,351
Accrued expenses and other current liabilities	3,619,974	9,185,461
Lease liability - operating lease	294,093	259,867
Lease liability - finance lease	—	18,209
Outstanding borrowings under Financing Agreement	$3,288,100	$—
Total current liabilities	14,292,951	17,885,888

Long-term liabilities
Deferred tax liability	107,971	97,266
Lease liability - operating lease	443,912	738,005
Total long-term liabilities	551,883	835,271

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares - 500,000 - none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares 200,000,000; issued and outstanding shares 14,701,949 and 14,050,204 respectively;	14,703	14,051
Additional paid-in capital	188,312,843	186,669,733
Accumulated deficit	(178,304,530)	(173,209,012)
Total stockholders’ equity	10,023,016	13,474,772
Total liabilities and stockholders’ equity	$24,867,850	$32,195,931

See accompanying notes to the consolidated financial statements.

Inuvo, Inc.

Consolidated Statements of Operations

For the Years Ended December 31,

	2025	2024
Net revenue	$86,209,305	$83,793,859
Cost of revenue	21,995,153	12,033,777
Gross profit	64,214,152	71,760,082
Operating expenses:
Marketing costs	51,890,162	59,663,061
Compensation	12,086,350	12,065,783
General and administrative	6,933,684	5,545,049
Total operating expenses	70,910,196	77,273,893
Operating loss	(6,696,044)	(5,513,811)
Other income/(expense):
Financing expense, net	(259,884)	(266,772)
Other income	1,871,115	26,812
Loss before taxes	(5,084,813)	(5,753,771)
Income tax expense	(10,705)	(8,030)
Net loss	$(5,095,518)	$(5,761,801)

Per common share data:
Basic and diluted
Net loss	$(0.35)	$(0.41)

Weighted average shares:
Basic	14,477,871	13,996,837
Diluted	14,477,871	13,996,837

See accompanying notes to the consolidated financial statements.

Inuvo, Inc.

Consolidated Statements of Stockholders’ Equity

For the Years Ended December 31, 2025 and 2024

	Common Stock		Additional Paid	Accumulated
	Shares	Stock	in Capital	Deficit	Total
Balances as of December 31, 2023	13,798,671	$13,799	$184,415,598	$(167,447,211)	$16,982,186
Net loss	—	—	—	(5,761,801)	(5,761,801)
Stock-based compensation	—	—	1,501,444	—	1,501,444
Stock issued for vested restricted stock awards	251,812	252	(252)	—	—
Shares withheld for taxes on vested restricted stock units	—	—	(302,587)	—	(302,587)
Issuance of restricted stock units	—	—	1,055,530	—	1,055,530
Balances as of December 31, 2024	14,050,483	14,051	186,669,733	(173,209,012)	13,474,772
Net loss	—	—	—	(5,095,518)	(5,095,518)
Stock-based compensation	—	—	1,144,773	—	1,144,773
Stock issued for vested restricted stock awards	485,825	486	(486)	—	—
Shares withheld for taxes on vested restricted stock units	—	—	(650,299)	—	(650,299)
At-the-market sale of common stock, net of issuance costs	165,641	166	1,149,122		1,149,288
Balances as of December 31, 2025	14,701,949	$14,703	$188,312,843	$(178,304,530)	$10,023,016

See accompanying notes to the consolidated financial statements.

Inuvo, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2025 and 2024

	2025	2024
Operating activities:
Net loss	$(5,095,518)	$(5,761,801)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,234,749	2,515,177
Amortization of right of use assets - financing	18,209	54,356
Amortization of right of use assets - operating lease	249,804	227,628
Stock based compensation	1,144,773	1,501,444
Amortization of financing fees	—	20,000
Impairment and amortization of referral and support services agreement advance	—	800,000
Adjustment to expected losses on accounts receivable	(45,671)	(1,442,533)
Deferred income tax expense	10,701	8,028
Derecognition of contingency and grant	—	(35,000)
Change in operating assets and liabilities:
Accounts receivable	6,703,509	(1,876,282)
Prepaid expenses, other current assets and other assets	150,064	111,320
Accounts payable	(1,331,567)	1,990,231
Accrued expenses and other liabilities	(5,565,487)	2,329,295
Lease liability - operating lease	(259,867)	(212,309)
Net cash provided by/(used in) operating activities	(1,786,301)	229,554
Investing activities:
Purchases of equipment and capitalized development costs	(1,601,903)	(1,857,375)
Net cash provided by/(used in) investing activities	(1,601,903)	(1,857,375)
Financing activities:
Proceeds from at-the-market sales, net	1,149,288	—
Proceeds net of payments on Financing Agreement	3,288,100	—
Principal payments on finance lease obligations	(18,209)	(50,801)
Net taxes paid on restricted stock unit grants exercised	(650,299)	(302,587)
Net cash provided by/(used in) financing activities	3,768,880	(353,388)

Net change – cash	380,676	(1,981,209)
Cash and cash equivalent, beginning of year	2,459,245	4,440,454
Cash and cash equivalent, end of year	$2,839,921	$2,459,245

Supplemental information:
Interest paid	$482,420	$337,961
Noncash investing and financing activities:
Acquisition of right of use asset for operating lease liability	$—	$335,286
Issuance of 3,287,537 restricted stock units to settle accrued incentive liability	$—	$1,055,530

See accompanying notes to the consolidated financial statements.

Inuvo, Inc.

Notes to Consolidated Financial Statements

For the Years Ended December 31, 2025 and 2024

Note 1 – Organization and Business

Company Overview

Inuvo is an advertising technology and services company that has developed and commercialized large language generative artificial intelligence (AI) for modeling media audiences. Inuvo’s innovative technology provides a valuable solution to marketers seeking to navigate the evolving landscape of consumer privacy and we have successfully commercialized a proprietary, patented large language model (“LLM”) that identifies and actions the reasons why consumers are interested in products, services, or brands - rather than who they are - offering a high-performance, privacy-by-design solution for the modern advertising landscape.

Inuvo sells its information technology solutions to agencies and brands (collectively, “Agencies & Brands”) along with large consolidators of advertising demand (“Platforms”). Inuvo’s revenue is primarily derived from the placement of digital advertising across devices, websites, applications and browsers within social, search and programmatic advertising channels. Inuvo facilitates and gets paid to deliver advertising messages and counts among its clients numerous world-renowned companies across industries.

Inuvo’s AI technology, marketed as IntentKey®, leverages artificial intelligence, data analytics and automation that can optimize the purchase and placement of advertising in real time without consumer data. The technology can be consumed by Agency & Brands clients as a managed service or software-as-a-service (SaaS). Additionally, Inuvo has developed proprietary technology and assets tailored to certain clients that include digital content, websites, automated campaigns, ad fraud detection, performance reporting, and predictive media mix modeling.

Inuvo’s competitive moat and intellectual property are protected by 18 issued and three pending patents issued by the United States Patent and Trademark Office. Our IP portfolio includes patents, trade secrets and trademarks. We actively seek to protect our IP rights and to deter unauthorized use of our IP and other assets. While our IP rights are important to our success, our business is not significantly dependent on any single patent, trademark, or other IP right.

Liquidity

Our principal sources of liquidity are the sale of our common stock and our credit facility discussed in Note 6 – Bank Debt.

On May 7, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), to sell shares of our common stock, par value $0.001 per share, (the “Shares”), having an aggregate sales price of up to $15,000,000, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We will pay Wainwright a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of Shares. For the year ended December 31, 2024, we did not sell any shares of common stock under the ATM Agreement. During the year ended December 31, 2025, we utilized the ATM Agreement and sold 165,641 shares of common stock for gross proceeds of $1,184,740, before deducting commissions and other offering-related costs.

On July 31, 2024, we entered into a Financing and Security Agreement (the “Financing Agreement”) with SLR Digital Finance LLC (“SLR”), effective July 30, 2024. Pursuant to the terms of the Financing Agreement, SLR will finance up to $10 million subject to availability based on the amount of eligible accounts receivable. Eligibility is determined by criteria such as geographic location of the customer and aging of receivables. As of December 31, 2025, our accounts receivable, net of allowance for credit losses, were $5,887,884, of which a substantial portion qualified as eligible under the Financing Agreement. At December 31, 2025, the outstanding balance due under the Financing Agreement was $3,288,100. See Note 6 – Bank Debt for more information.

As of December 31, 2025, we have approximately $2.8 million in cash and cash equivalents. Our net working capital deficit was $5.1 million. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. For the year ended December 31, 2025 we had a net loss of $5.1 million and net cash flow used in operations of $1.8 million. Additionally, our investment in investing activities totaled approximately $1.6 million for the year ended December 31, 2025. This amount primarily consisted of internally developed software costs, which are largely comprised of fixed labor costs, along with other capitalized expenditures. Through December 31, 2025, our accumulated deficit was $178.3 million.

Management plans to support our future operations and capital expenditures primarily through cash generated from its credit facility until such time as we reach profitability. Any repayments of the Financing Agreement will be made through collections from eligible accounts receivable. We believe our current cash position, together with availability under our credit facility and proceeds received subsequent to December 31, 2025 from the $6.2 million class action settlement and the subordinated convertible notes issued in January 2026, will be sufficient to sustain operations for at least the next twelve months from the date of this filing. If our plan to grow the IntentKey product is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions over the long term.

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

For Agencies & Brands, the terms of an agreement are captured in an Insertion Order (“IO”) where revenue is recognized upon delivery of services during the period covered by the IO. For Platforms, terms are generally captured in multi-year master service agreements and revenue is recognized based on the number of advertisements placed or clicked on in the period they occur. We settle advertisement placement prices with our customers net of any adjustments for quality.

In the year ended December 31, 2025, we generated $86,209,305 in revenue, of which 83.8% was from Platforms and 16.2% was from Agencies & Brands. In the year ended December 31, 2024, we generated $83,793,859 in revenue, of which 82.8% was from Platforms and 17.2% was from Agencies & Brands.

Accounts receivable - Accounts receivable consist of trade receivables from customers and are recorded at their net realizable value. We recognize an allowance for credit losses based on management’s best estimate of expected credit losses on existing accounts receivable. Balances are written off against the allowance after all reasonable means of collection have been exhausted and the possibility of recovery is considered remote.

We estimate expected credit losses in accordance with the current expected credit loss (“CECL”) model under Topic 326, using comprehensive historical collection data, current customer-specific information, relevant economic indicators, and management judgment. The allowance for credit losses is evaluated on a periodic basis and adjusted as necessary based on changes in facts and circumstances.

During the year ended December 31, 2025, we adopted Accounting Standards Update (“ASU”) 2025-05, Financial Instruments—Credit Losses (Topic 326): Clarifying the Scope of the Current Expected Credit Losses Model. The adoption of ASU 2025-05 did not have a material impact on our consolidated financial statements.

The following table presents accounts receivable, net of allowance for credit losses:

	At December 31,
	2025	2024	2023
Balance at the end of the year	$5,887,884	$12,545,771	$9,226,956

Cost of revenue - During 2025, cost of revenue was primarily composed of payments to website publishers and app developers that host advertisements. To a lesser extent, cost of revenue included payments to advertising exchanges that provide access to digital inventory where we serve advertisements primarily for Agencies and Brands.

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

Property and equipment are depreciated on a straight-line basis over three years for equipment, five to seven years for furniture and fixtures and two to three years for software. Leasehold improvements are amortized over the lesser of the estimated useful life of the asset or the remaining term of the lease. Depreciation and amortization expense was $1,765,249 and $1,745,261, respectively, for the years ended December 31, 2025 and 2024.

Capitalized Software Costs - We capitalize certain labor costs related to internally developed software and amortize these costs using the straight-line method over the estimated useful life of the software, generally two years. We do not sell internally developed software. Certain development costs not meeting the criteria for capitalization, in accordance with ASC 350-40 Internal-Use Software, are expensed as incurred. Capitalized software development costs were $1.5 million and $1.8 million, respectively, for the years ended December 31, 2025 and 2024.

Goodwill - Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. We periodically conduct a review of long-lived assets to assess potential triggering events for impairment within the Inuvo reporting unit. We perform an impairment test annually as of December 31, 2025. As a result, we perform our annual goodwill impairment test by comparing the fair value of our reporting unit with its carrying amount.

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

We determined there was no impairment of goodwill during 2025 and 2024.

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

We recorded no impairment of intangible assets during 2025 or 2024.

Income taxes - We utilize the liability method of accounting for income taxes as set forth in ASC 740, Income Taxes (“ASC 740”). Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In assessing the need for a valuation allowance, we must project future levels of taxable income. We examine evidence related to the history of taxable losses or income, the economic conditions in which we operate, organizational characteristics, our forecasts and projections, as well as factors affecting liquidity. All our deferred tax assets and liabilities are recorded as long-term assets and liabilities in the consolidated balance sheets. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation for a significant portion of the net deferred tax assets as of December 31, 2025 and 2024.

We have adopted certain provisions of ASC 740. This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements.  ASC 740 prescribes a recognition threshold of more likely than not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order to be recognized in the financial statements. We recognize interest and penalties related to income taxes in income tax expense. We have incurred no penalties or interest for the years ended December 31, 2025 and 2024.

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

Government Grant- During the first quarter of 2013, we received a grant from the state of Arkansas to relocate our corporate headquarters to Conway, Arkansas. We recognized the grant funds into income as a reduction of the related expense in the period in which those expenses were recognized. We deferred grant funds related to capitalized costs and classified them as current or long-term liabilities on the balance sheet according to the classification of the associated asset. The agreement concluded on March 31, 2024, and as of December 31, 2025, all obligations were satisfied, and no liability remains outstanding. During 2024, we derecognized a $35,000 liability.

Earnings per share - During the periods presented, we had securities that could potentially dilute basic earnings per share in the future but were excluded from the computation of diluted net loss per share, as their effect would have been anti-dilutive.  We reported a net loss for 2025 and 2024 and therefore, shares associated with stock options, restricted stock units and convertible debt are not included because they are anti-dilutive. Basic and diluted net loss per share is the same for all periods presented.

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

Customer concentrations - In 2025, we had two individual customers with revenue concentration greater than 10% of our total revenues accounting for 64.2% and 19.3%, respectively. At December 31, 2025, we had three individual customers greater than 10% of our total accounts receivable balance accounting for 17.9%, 32.3%, and 10.0% respectively.

In 2024, we had one individual customer with revenue concentration greater than 10% of our total revenue accounting for 75.0%, respectively. At December 31, 2024, we had two individual customers greater than 10% of our total accounts receivable balance accounting for 58.5% and 12.6%, respectively.

Vendor concentrations - In 2025, we had two individual vendors with cost of revenue concentration greater than 10% of our total cost of revenue accounting for 65.2% and 30.9% of the total cost of revenue, respectively.

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires an annual tabular effective tax rate reconciliation disclosure including information for specified categories and jurisdiction levels, as well as, disclosure of income taxes paid, net of refunds received, disaggregated by federal, state/local, and significant foreign jurisdiction. This ASU is effective for fiscal years beginning after December 15, 2024. The adoption has an impact on disclosures with no impact on our consolidated results of operations, cash flows, nor financial position.

In March 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income (Topic 220): Disaggregation of Income Statement Expenses, which requires additional disclosures of the nature of certain expenses within income statement captions. The standard introduces a tabular disclosure of specified natural expense categories (e.g., inventory purchases, employee compensation, depreciation, amortization) included within relevant line items on the face of the income statement, along with qualitative descriptions of remaining amounts. It also requires disclosure of certain expense, gain, or loss amounts already required under U.S. GAAP and the total amount of selling expenses, including the definition of selling expenses in annual periods. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The adoption will affect disclosures only and is not expected to impact our consolidated results of operations, cash flows, or financial position.

In September 2025, the Financial Accounting Standards Board (FASB) issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes guidance for internal-use software costs and relocates the website development-costs guidance (previously in Subtopic 350-50) into Subtopic 350-40. The amendments require enhanced disclosures for capitalized software costs under ASC 350-40 and ASC 360-10, effective for annual periods beginning after December 15, 2027, with early adoption permitted. The adoption is expected to affect disclosures only and is not anticipated to impact our consolidated results of operations, cash flows or financial position.

In July 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Clarifying the Scope of the Current Expected Credit Losses Model, which clarifies the application of the CECL model to accounts receivable and certain other financial assets. We adopted ASU 2025-05 during the year ended December 31, 2025. The adoption did not have a material impact on the Company’s consolidated results of operations, cash flows, or financial position.

Note 3 – Allowance for Credit Losses

The activity in the allowance for credit losses was as follows during the years ended December 31, 2025 and 2024:

	2025	2024
Balance at the beginning of the year	$144,625	$1,645,045
Adjustment to expected losses on accounts receivable	(55,668)	(1,442,533)
Charge-offs	9,997	(62,587)
Recoveries	—	4,700
Balance at the end of the year	$98,954	$144,625

The allowance for credit losses at December 31, 2025 was $98,954, a decrease of $45,671 from December 31, 2024. During 2024, we made an adjustment to reverse the allowance for expected credit losses for a balance due from a former client in 2022 for which we received payment in full during 2024.

Note 4– Property and Equipment

The net carrying value of property and equipment at December 31, 2025 and 2024 was as follows:

	2025	2024
Furniture and fixtures	$269,123	$293,152
Equipment	1,062,765	1,192,071
Capitalized software development costs	19,411,746	17,940,976
Leasehold improvements	467,243	465,885
Subtotal	21,210,877	19,892,084
Less: accumulated depreciation and amortization	(19,581,313)	(18,099,181)
Total	$1,629,564	$1,792,903

Depreciation and amortization expense was $1,765,249 and $1,745,261, respectively, for the years ended December 31, 2025 and 2024. During the year ended December 31, 2025, we disposed of approximately $283,000 of fully depreciated equipment that was no longer in use. As the equipment was fully depreciated, there was no cash inflow or outflow associated with this transaction, and no gain or loss was recorded.

Note 5 – Intangible Assets and Goodwill

The following is a schedule of intangible assets and goodwill as of December 31, 2025:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	2025 Amortization
Customer list, Google	20 years	$8,820,000	$(6,100,500)	$2,719,500	$441,000
Customer relationships	20 years	570,000	(254,125)	315,875	28,500
Trade names, web properties	-	390,000	—	390,000	—
Intangible assets classified as long-term		$9,780,000	$(6,354,625)	$3,425,375	$469,500

Goodwill, total		$9,853,342	$—	$9,853,342	$—

The following is a schedule of intangible assets and goodwill as of December 31, 2024:

	Term	Carrying Value	Accumulated Amortization	Net Carrying Value	2024 Amortization
Customer list, Google	20 years	$8,820,000	$(5,659,500)	$3,160,500	$441,000
Customer list	5 years	1,931,250	(1,931,250)	—	225,312
Brand name	5 years	643,750	(643,750)	—	75,104
Customer relationships	20 years	570,000	(225,625)	344,375	28,500
Trade names, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$12,355,000	$(8,460,125)	$3,894,875	$769,916

Goodwill, total		$9,853,342	$—	$9,853,342	$—

___________

(1)	The trade names related to our web properties have an indefinite life, and as such are not amortized.

Our amortization expense over the next five years and thereafter is as follows:

2026	$469,500
2027	469,500
2028	469,500
2029	469,500
2030	469,500
Thereafter	687,875
Total	$3,035,375

Note 6 – Bank Debt

On July 30, 2024, we entered into the Financing Agreement with SLR. Under the terms of the Financing Agreement, SLR has provided us with a $10,000,000 line of credit commitment. We are permitted to borrow up to 90% of eligible accounts receivable as defined in the Financing Agreement, up to the maximum credit commitment of $10,000,000. Borrowing capacity is determined based on the eligibility of our accounts receivable. As of December 31, 2025, our accounts receivable, net of allowance for credit losses, totaled $5,887,884 of which a substantial portion qualified as eligible under the agreement. The outstanding balance under the Financing Agreement at that date was $3,288,100. We will pay SLR monthly interest at the rate of 1.0% in excess of the Prime Rate but not less than 7%. The Prime Rate was 6.75% as of December 31, 2025. The Financing Agreement has a three year term. The Financing Agreement contains certain affirmative and negative covenants to which we are also subject. We agreed to pay SLR an annual facility fee of 0.80% of the maximum credit commitment. We also agreed to pay a minimum utilization amount of the interest rate multiplied by the difference between $500,000 and the average daily outstanding loan during a month. We are obligated to pay SLR a monthly service fee of 0.15% of the average net amount of outstanding loans during each month. If we terminate the Financing Agreement prior to the second anniversary of the effective date, an amount equal to 1.0% of the maximum credit commitment will be due as an early termination payment and if we terminate after the second anniversary of the effective date but prior to the end of the term, an amount equal to 0.25% of the maximum credit commitment will be due. Repayment of the financing agreement will be made through collections from eligible accounts receivable.

Note 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31, 2025 and 2024:

	2025	2024
Accrued marketing costs	$2,612,968	$7,872,564
Accrued expenses and other	792,723	917,588
Accrued commissions and payroll	202,057	386,340
Accrued taxes, current portion	12,226	8,969
Total	$3,619,974	$9,185,461

Note 8 – Business Development Agreement

On September 17, 2021, we signed a multi-year agreement with a business development partner to provide referral and support services to us. The agreement required an advance fee of $1.5 million. The advance was being amortized as marketing expenses over five years.  During the year ended December 31, 2024, we recorded amortization and impairment of the asset of $800,000 bringing the balance to $0.

Note 9 – Income Taxes

The provision for income taxes consists of the following at December 31, 2025 and 2024:

	2025	2024
Current tax provision	$—	$—
Deferred tax (expense)	(10,705)	(8,030)
Total tax (expense)	$(10,705)	$(8,030)

A reconciliation of the expected federal statutory rate to our actual rate as reported for each of the periods presented is as follows:

	2025		2024
Federal statutory rate	21%	$(1,067,811)	21%	$(1,209,978)
State income tax rate, net of federal benefit	—%	9,222	(3)%	195,223
Nontaxable and nondeductible items
Share-based payment awards	6%	(312,772)	(6)%	322,930
ERC Income	5%	(255,467)	—%	—
Others	—%	22,408	—%	19,142
Change in valuation allowance	(32)%	1,615,125	(12)%	680,713
	—%	$10,705	—%	$8,030

Deferred Income Taxes

Deferred income taxes are the result of temporary differences between book and tax basis of certain assets and liabilities, timing of income and expense recognition of certain items and net operating loss carry-forwards. For the year ended December 31, 2025, we recognized a deferred tax expense of $10,705. For the year ended December 31, 2024, we recognized a deferred tax expense of $8,030.

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

We assess temporary differences resulting from different treatments of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are recorded in the consolidated balance sheets. We evaluate the realizability of our deferred tax assets on a regular basis, an exercise that requires significant judgment. In the course of this evaluation, we considered our recent history of tax losses, the economic conditions in which we operate, recent organizational changes and our forecasts and projections. We believe it is more likely than not that essentially none of our deferred tax assets will be realized, and we have recorded a valuation allowance for a significant portion of the net deferred tax assets that may not be realized as of December 31, 2025 and 2024.

The following is a schedule of the deferred tax assets and liabilities as of December 31, 2025 and 2024:

	2025	2024
Deferred tax assets:
Net operating loss carry forward	$42,022,464	$40,482,038
Intangible assets	841,600	972,200
Accrued liabilities	166,800	247,800
Allowance for credit losses	27,700	40,500
Stock compensation expense	346,500	237,200
Interest expense	510,200	437,400
Other	40,076	40,300
Subtotal	43,955,340	42,457,438
Less valuation allowance	(42,565,811)	(41,477,681)
Total	1,386,853	979,757
Deferred tax liabilities:
Prepaids	58,400	62,300
Intangible assets and property and equipment	758,100	410,123
Amortization of Goodwill and trade name	681,000	604,600
Total	1,497,500	1,077,023
Net deferred tax liabilities	$(107,971)	$(97,266)

The net operating losses amounted to approximately $119.8 million and expire beginning 2026 through 2038. Included in the federal net operating loss carryforwards are $51.2 million generated from 2018 to 2025 that will not expire and are limited to offset 80% of our taxable income for years beginning after December 31, 2020.

As of December 31, 2025, we have a net deferred tax liability of $107,971. The net deferred tax liability is due to goodwill that is amortized for tax purposes and a trade name that has an indefinite life, of which both are not being amortized for book purposes.

The deferred tax liability relating to the amortization of goodwill and trade name can only be offset by 30% of interest limited by 163(j), the remainder, can be offset by up to 80% by NOLs generated in tax years ending December 31, 2018 and beyond, subject to IRC Section 382 limitations. The remaining portion that cannot be used remains as a liability. In future years, if the deferred tax assets are determined by management to be “more likely than not” to be realized, the recognized tax benefits relating to the reversal of the valuation allowance as of December 31, 2025 will be recorded.

Under the provisions of the Internal Revenue Code, the net operating loss carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities. Net operating loss carryforwards may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant shareholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code, respectively, as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of the Company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We have not conducted a study to assess whether a change of control has occurred or whether there have been multiple changes of control since inception due to the significant complexity and cost associated with such a study. If we have experienced a change of control, as defined by Section 382, at any time since inception, utilization of the net operating loss carryforwards would be subject to an annual limitation under Section 382, which is determined by first multiplying the value of our stock at the time of the ownership change by the applicable long-term tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the net operating loss carryforwards before utilization. Further, until a study is completed by us and any limitation is known, no amounts are being presented as an uncertain tax position.

Our tax returns are subject to tax examinations by U.S. federal and state tax authorities until the respective statutes of limitation expire. We are subject to tax examinations by tax authorities for all taxation years commencing on or after 2021. Carryforward attributes generated in all years since inception remain subject to adjustment. Our state income tax returns are open to audit under the statute of limitations for the same periods.

Note 10 – Stock-Based Compensation

We maintain a stock-based compensation program intended to attract, retain and provide incentives for talented employees and directors and align stockholder and employee interests. During the 2025 and 2024 periods, we granted restricted stock units (“RSUs”) from the 2017 Equity Compensation Plan, as amended (“2017 ECP”) and the 2025 Omnibus Incentive Compensation Plan (“2025 Plan”). RSU vesting periods are generally up to three years and/or achieving certain financial targets.

On March 21, 2025, the Board of Directors adopted the 2025 Plan, approved by stockholders at the annual meeting held on May 22, 2025. The 2025 Plan replaced the 2017 ECP for purposes of new awards. All awards granted under the 2017 ECP prior to approval of the 2025 Plan remain outstanding and continue in full force and effect under the terms of the 2017 ECP; however, no new awards may be granted under the 2017 ECP following the effective date of the 2025 Plan.

As of December 31, 2025, shares subject to outstanding awards under the 2017 ECP and 2025 Plan were 625,979 and 154,000 shares, respectively. Shares available for future grant under the 2025 Plan at December 31, 2025, were 965,885.

As of December 31, 2025, the total share reserve authorized under 2025 Plan was 1,119,885 shares.

Compensation Expense

We recorded stock-based compensation expense for all equity incentive plans of $1,144,773 and $1,501,444 for the years ended December 31, 2025 and 2024, respectively. Total compensation cost not yet recognized at December 31, 2025 was $1,539,082 which will be recognized over the next three years.

The following table summarizes the stock grants outstanding under 2017 ECP and 2025 Plan as of December 31, 2025:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised/Vested	Available Shares	Total Shares (Outstanding + Available)
Total	—	779,979	—	965,885	1,745,864

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

There were no options granted in the period ended December 31, 2025.

The following table summarizes our restricted stock unit activity for 2025:

	Restricted Stock Unit	Weighted Average Fair Value
Outstanding, beginning of year	1,321,602	$3.31
Granted	212,500	$3.96
Vested	(646,851)	$3.45
Forfeited	(107,272)	$3.68
Outstanding, end of year	779,979	$3.32

Note 11 – Stockholders’ Equity

Sales of Common Stock Under At-the-Market Offering

On May 7, 2024, we entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, pursuant to which we may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $15.0 million.

During the year ended December 31, 2025, we sold 165,641 shares of common stock under the ATM Agreement for gross proceeds of $1,184,740, before deducting commissions and other offering-related costs. Net proceeds of $1,149,288 from these sales were recorded in additional paid-in capital within stockholders’ equity.

Reverse Stock Split

On June 10, 2025, we effected a 1-for-10 reverse stock split of its issued and outstanding common stock. As a result of the reverse stock split, every ten shares of our issued and outstanding common stock were automatically converted into one share of common stock, without any change in the par value per share. No fractional shares were issued as a result of the reverse stock split. Instead, stockholders entitled to receive a fractional share received a whole share rounded up. The reverse stock split did not affect the total number of authorized shares of common stock or the par value of common stock.

All share and per share amounts for all periods presented in the accompanying financial statements and notes have been retroactively adjusted to reflect the reverse stock split.

Warrants

On September 17, 2021, we signed an agreement with a marketing platform and consulting company to provide referral and support services to us for a period of five years (see Note 8 – Business Development Agreement). As part of that agreement, we granted a seven year warrant exercisable into 30,000 shares of our common stock, at $7.20 per share, which vests in two tranches when certain performance metrics are achieved. The warrant was valued using the Black Scholes option pricing model at a total of $149,551 based on a seven-year term, an implied volatility of 100%, a risk-free equivalent yield of 1.17%, and a stock price of $7.10. The warrant is classified as equity and will be expensed over the vesting period of each tranche if the performance criteria are achieved. At the period ended December 31, 2025, approximately 19,300 shares have been forfeited and approximately 10,700 shares underlying the warrant have vested.

Earnings per Share

During the 2025 and 2024, we generated a net loss from continuing operations and as a result, all of our shares are anti-dilutive.

Note 12 – Segment Reporting

We operate as a single reportable segment that places digital advertising throughout devices, websites, applications and browsers across social, search and programmatic advertising channels, facilitating the delivery of millions of advertising messages monthly. The Chief Operating Decision Maker (“CODM”), identified as the Chief Executive Officer, evaluates our financial performance and makes resource allocation decisions based on consolidated financial information

Measure of Segment Profit or Loss

The CODM evaluates performance and allocates resources based on contribution margin, which is calculated as revenue after deducting marketing expenses, exchange fees, and publisher payments. Exchange fees and publisher payments are classified as cost of revenue. The resulting contribution margin covers Inuvo’s fixed costs and profit.

Significant Segment Expenses

We report total revenue and significant expenses provided to the CODM, which include cost of revenue, marketing, and compensation expenses. These expenses are regularly reviewed to assess operating performance. The following table presents these expenses:

	For the year ended December 31,
	2025	2024
Revenue	$86,209,305	$83,793,859
Cost of Revenue	21,995,153	12,033,777
Marketing	51,890,162	59,663,061
Professional Fees	1,985,125	1,821,837
IT Costs	1,278,569	1,270,536
Changes of reserves for credit loss	(35,675)	(1,442,533)
Depreciation and Amortization	2,234,749	2,515,177
Other	1,470,916	1,380,032
Compensation	12,086,350	12,065,783
Segment Operating Profit (Loss)	$(6,696,044)	$(5,513,811)

Other segment expenses include facilities costs, travel and entertainment expenses and various other corporate expenses.

Geographic Information

Our operations are based in the United States, and substantially all revenue is derived from U.S. clients.

Note 13 – Retirement Plan Costs

We provide a 401(k) plan to help our employees prepare for retirement where we matched each employee’s contributions to the plan up to the first four percent of the employee’s annual salary. The matching contribution for the years ended 2025 and 2024 was $369,567 and $383,649, respectively.

Note 14 – Leases

We have entered into operating and finance leases primarily for real estate and equipment rental. These leases have terms which range from three years to six years, and often include one or more options to renew or in the case of equipment rental, to purchase the equipment. These operating and finance leases are listed as separate line items on our consolidated balance sheets and represent our right to use the underlying asset for the lease term. Our obligations to make lease payments are also listed as separate line items on our consolidated balance sheets. As of December 31, 2025 and December 31, 2024, total operating and financed right-of-use assets were $663,635 and $0, and $913,439 and $18,209, respectively.

For the years-ended December 31, 2025 and 2024, we recorded $18,209 and $54,356, respectively, in amortization expense related to finance leases.

For the years-ended December 31, 2025 and 2024, we recorded $334,888 and $334,243 respectively, in rent expense related to operating leases.

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

Information related to our operating lease liabilities for are as follows:

December 31, 2025
Cash paid for operating lease liabilities	$381,635
Weighted-average remaining lease term	2.24 years
Weighted-average discount rate	10.5%

Minimum future lease payments ended December 31, 2025
2026	$354,565
2027	237,867
2028	233,727
2029	19,526
845,685
Less imputed interest	(107,680)
Total lease liabilities	$738,005

Information related to our financed lease liabilities are as follows:

December 31, 2025
Cash paid for finance lease liabilities	$18,625
Weighted-average remaining lease term	0 years
Weighted-average discount rate	6.25%

Note 15 – Related Parties

During the year ended December 31, 2025, Gabriel Court Consortium, LLC, a company in which one of our directors holds a significant interest, provided services to us. Expense from the transaction amounted to approximately $40,000.

Note 16 – Subsequent Event

On January 14, 2026, we entered into a securities purchase agreement with certain investors pursuant to which we authorized the issuance of subordinated convertible notes in the aggregate principal amount of approximately $3.33 million, subject to a 10% original issue discount.

On January 29, 2026, we received gross proceeds of approximately $6.2 million in connection with a class action settlement. The settlement proceeds represent a one-time, non-recurring cash inflow.

