Form 10-Q
period 2026-03-31
Inuvo, Inc.
filed 2026-05-14
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Title of Class	May 6, 2026
Common Stock	14,820,898

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

These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing in this report, together with those appearing in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission (“SEC”) on March 5, 2026 and our subsequent filings with the SEC.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Inuvo,” the “Company,” “we,” “us,” “our” and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “first quarter 2026” means for the three months ended March 31, 2026, “first quarter 2025” means for the three months ended March 31, 2025,  “2025” means the fiscal year ended December 31, 2025 and “2026” means the fiscal year ending December 31, 2026. The information which appears on our corporate web site at www.inuvo.com and our various social media platforms are not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, 2026 (Unaudited) and December 31, 2025

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$2,887,144	$2,839,921
Accounts receivable, net of allowance for credit losses of $35,191 and $98,954, respectively	4,326,204	5,887,884
Prepaid expenses and other current assets	630,994	489,790
Total current assets	7,844,342	9,217,595

Property and equipment, net	1,567,094	1,629,561
Other assets
Goodwill	9,853,342	9,853,342
Intangible assets, net of accumulated amortization	3,308,000	3,425,375
Right of use assets - operating lease	597,093	663,635
Other assets	68,342	78,342
Total other assets	13,826,777	14,020,694

Total assets	$23,238,213	$24,867,850

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,101,976	$7,090,784
Accrued expenses and other current liabilities	4,051,565	3,619,974
Lease liability - operating lease	279,900	294,093
Outstanding borrowings under Financing Agreement	—	3,288,100
Convertible notes, at fair value	2,148,018	—
Total current liabilities	10,581,459	14,292,951

Long-term liabilities
Deferred tax liability	110,646	107,971
Lease liability - operating lease	387,049	443,912
Total long-term liabilities	497,695	551,883

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares 200,000,000; issued and outstanding shares 14,785,003 and 14,701,949, respectively.	14,786	14,703
Additional paid-in capital	188,553,148	188,312,843
Accumulated deficit	(176,408,875)	(178,304,530)
Total stockholders’ equity	12,159,059	10,023,016
Total liabilities and stockholders’ equity	$23,238,213	$24,867,850

See accompanying notes to the condensed consolidated financial statements.

INUVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net revenue	$7,927,553	$26,708,032
Cost of revenue	4,263,665	5,620,941
Gross profit	3,663,888	21,087,091
Operating expenses
Marketing costs	2,092,812	17,512,994
Compensation	3,690,203	3,599,321
General and administrative	1,761,827	1,744,563
Total operating expenses	7,544,842	22,856,878
Operating loss	(3,880,954)	(1,769,787)
Financing expense, net	(398,439)	(27,929)
Other income	6,177,724	540,571
Income before provision for income taxes	1,898,331	(1,257,145)
Provision for income taxes	(2,676)	(2,676)
Net income (loss)	1,895,655	(1,259,821)

Per common share data
Basic	$0.13	$(0.09)
Diluted	$0.13	$(0.09)

Weighted average shares
Basic	14,736,821	14,271,927
Diluted	14,900,134	14,271,927

See accompanying notes to the condensed consolidated financial statements.

INUVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

For the Three Months Ended March 31,

2026
	Common Stock		Additional Paid in
	Shares	Stock	Capital	Accumulated Deficit	Total
Balance as of December 31, 2025	14,701,949	$14,703	$188,312,843	$(178,304,530)	$10,023,016
Net income				1,895,655	1,895,655
Stock-based compensation			302,719		302,719
Stock issued for vested restricted stock units net of shares withheld for taxes	83,054	83	(62,414)		(62,331)
Balance as of March 31, 2026	14,785,003	$14,786	$188,553,148	$(176,408,875)	$12,159,059

2025
	Common Stock		Additional Paid in
	Shares	Stock	Capital	Accumulated Deficit	Total
Balance as of December 31, 2024	14,050,483	$14,051	$186,669,733	$(173,209,012)	$13,474,772
Net loss				(1,259,821)	(1,259,821)
Stock-based compensation			304,284		304,284
Stock issued for vested restricted stock units net of shares withheld for taxes	151,892	152	(201,511)		(201,359)
At-the-market sale of common stock net of issuance costs	159,431	159	1,128,679		1,128,838
Balance as of March 31, 2025	14,361,806	$14,362	$187,901,185	$(174,468,833)	$13,446,714

See accompanying notes to the condensed consolidated financial statements.

INUVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Operating activities:
Net income (loss)	$1,895,655	$(1,259,821)
Adjustments to reconcile net income (loss) to net cash provided by/(used in) operating activities:
Depreciation and amortization	538,786	568,042
Change in right of use assets - financing	—	6,090
Change in right of use assets - operating lease	66,541	59,945
Stock based compensation	302,719	304,284
Adjustment to expected losses on accounts receivable	(63,763)	31,624
Deferred income tax expense	2,676	2,676
Change in fair value of convertible notes	(18,649)	—
Change in operating assets and liabilities:
Accounts receivable	1,625,443	491,707
Prepaid expenses, other current assets and other assets	(131,204)	(99,191)
Accrued expenses and other liabilities	431,591	754,973
Accounts payable	(2,988,808)	(1,165,346)
Lease liability - operating lease	(71,056)	(61,895)
Net cash provided by/(used in) operating activities	1,589,931	(366,912)
Investing activities:
Purchases of equipment and capitalized development costs	(358,944)	(451,729)
Net cash used in investing activities	(358,944)	(451,729)
Financing activities:
Proceeds from at-the-market sales	—	1,128,838
Payments net of proceeds on Financing Agreement	(3,288,100)	—
Proceeds from issuance of convertible note	3,000,000	—
Principal payments of convertible note	(833,333)	—
Principal payments on finance lease obligations	—	(6,090)
Net taxes paid on restricted stock unit grants exercised	(62,331)	(201,359)
Net cash provided by/(used in) financing activities	(1,183,764)	921,389
Effect of exchange rate changes	—	—
Net change – cash	47,223	102,748
Cash and cash equivalent, beginning of year	2,839,921	2,459,245
Cash and cash equivalent, end of period	$2,887,144	$2,561,993
Supplemental information:
Interest paid	$422,467	$125,726

See accompanying notes to the condensed consolidated financial statements.

Inuvo, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Business

Company Overview

Inuvo, Inc. (the "Company") operates in the generative artificial intelligence market for modeling media audiences. We provide AI-driven data and advertising technology solutions and have successfully commercialized a proprietary, patented large language model ("LLM”) that identifies and actions the reasons why consumers are interested in products, services, or brands - rather than who they are - offering a high-performance, privacy-by-design solution for the modern advertising landscape.

Intelligence for the Agentic Era. As the industry moves toward “agentic” systems - where autonomous AI agents increasingly handle the planning and execution of media tasks - Inuvo is positioned as a critical, media audience decisioning layer. Unlike legacy systems that rely on static historical data or consumer IDs (cookies), Inuvo’s technology provides the real-time, intent-based reasoning required for autonomous media planning and activation. By serving as the neural network for these adaptive systems, Inuvo enables brands to move from traditional audience targeting to dynamic model planning and activation.

Inuvo’s core competitive advantage lies in intent discovery. While the programmatic industry has traditionally relied on reaching known users based on past behavior, Inuvo’s AI discovers new, high-value audiences as their motivations form.

This intelligence is delivered through a suite of advanced visualization and compliance tools:

•	The Company’s flagship proprietary AI, IntentKey®, analyzes live content consumption across the open web, mapping human motivation to a concept graph of over 25 million ideas. This allows Inuvo to predict purchase intent with precision, often identifying emerging audience shifts 24 hours before they become competitive in the open market. This, in turn, delivers targeting leverage that translates to superior supply/demand yields within bid streams. Speed of insight-to-execution is our competitive advantage. IntentKey delivers value from intent signals in-the-moment and unlocks superior ROAS (return on ad spend) by matching high yield ad inventories in the bid stream before competitors have even identified consumer intent.
•	IntentPath: A first-of-its-kind visualization that allows marketers to see “intent-in-motion,” mapping the real-time journey from initial discovery to final purchasing decision.
•	Ranger: An AI-powered quality assurance feature within our Campsight system that ensures ad creatives remain consistent, accurate and compliant across digital networks.

Inuvo delivers these capabilities through two primary business channels:

•	Audience Modeling (formerly Agencies and Brands): Managed and self-service offerings that utilize Inuvo’s intelligence layer for precision audience discovery and brand-safe activation across CTV, video, audio, native, and display channels.
•	Legacy Search (formerly Platforms): Inuvo provides strategic integrations for large consolidators of advertising demand. This business is optimized to prioritize advertising quality, scalability, and compliance, leveraging AI to align merchant messaging with online content in a durable, defensible manner.

Inuvo’s competitive moat and intellectual property are protected by 15 issued and three pending patents issued by the United States Patent and Trademark Office. Our IP portfolio includes patents, trade secrets and trademarks. We actively seek to protect our IP rights and to deter unauthorized use of our IP and other assets. While our IP rights are important to our success, our business is not significantly dependent on any single patent, trademark, or other IP right.

Liquidity

Our principal sources of liquidity are the sale of our common stock and our Financing and Security Agreement with SLR Digital Finance LLC (“SLR”), effective as of July 30, 2024 (the “Financing Agreement”) discussed in Note 5 – Debt.

On January 29, 2026, we received gross proceeds of approximately $6.2 million in connection with a class action settlement. These proceeds represent a one-time, non-recurring source of liquidity and are not expected to recur in future periods.

On January 14, 2026, we entered into a securities purchase agreement with a certain investor pursuant to which we issued a subordinated convertible note with an aggregate principal amount of approximately $3.3 million, subject to a 10% original issue discount, resulting in gross proceeds of approximately $3.0 million, prior to the deduction of transaction related expenses. The subordinated convertible note is convertible into shares of the Company’s common stock at a conversion price of $3.10 per share, subject to applicable NYSE American ownership limits and certain registration rights obligations. In connection with the convertible note financing, we also entered into a debt subordination agreement with our senior lender and a registration rights agreement with the investor. This financing supplemented the Company’s available liquidity during the period. See Note 5 – Debt to our Condensed Consolidated Financial Statements.

On July 31, 2024, we entered into the Financing Agreement with SLR, effective July 30, 2024. Pursuant to the terms of the Financing Agreement, SLR will finance up to $10 million subject to availability based on the amount of eligible accounts receivable. Eligibility is determined by criteria such as geographic location of the customer and aging of receivables. As of March 31, 2026, our accounts receivable, net of allowance for credit losses, were $4.3 million, of which a substantial portion qualified as eligible under the Financing Agreement. As of March 31, 2026, the outstanding balance due under the Financing Agreement was $0. See Note 5 – Debt to our Condensed Consolidated Financial Statements.

On May 7, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), to sell shares of our common stock, par value $0.001 per share, (the “Shares”), having an aggregate sales price of up to $15 million, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We will pay Wainwright a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of Shares. For the three-month period ended March 31, 2026, the Company has not sold any additional shares of common stock under the ATM Agreement. During the three-month period ended March 31, 2025, we utilized the ATM Agreement and sold 159,431 shares of common stock for gross proceeds of $1.2 million. As of March 31, 2026, approximately $13.8 million remained available for issuance under the ATM Agreement, based on cumulative gross sales of shares under the program to date.

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

As of March 31, 2026, we have approximately $2.9 million in cash and cash equivalents. Our net working capital deficit was approximately $2.7 million. Our investing activities totaled $358,944 for the three-month period ended March 31, 2026. This amount primarily consists of internally developed software costs, which are largely comprised of fixed labor costs, along with other capitalized expenditures. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. Through March 31, 2026, our accumulated deficit was $176.4 million.

Management plans to support the Company’s future operations and capital expenditures primarily through cash generated from operations and availability under the Financing Agreement and other available financing sources until such time as we reach profitability. The Financing Agreement is due upon demand and therefore there can be no assurances that sufficient borrowings will be available to support future operations until profitability is reached. We believe our current cash position and the Financing Agreement, together with expected cash flows from operations, will be sufficient to sustain operations for at least the next twelve months from the date of this filing. If our plan to grow the IntentKey product is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions over the long term.

Note 2 – Summary of Significant Accounting Policies

Basis of presentation

The condensed consolidated financial statements presented are for Inuvo and its subsidiaries. The accompanying unaudited condensed consolidated financial statements have been prepared based upon SEC rules that permit reduced disclosure for interim periods. Certain information and footnote disclosures have been condensed or omitted in accordance with those rules and regulations. The accompanying condensed consolidated balance sheet as of December 31, 2025, was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States (GAAP). In our opinion, these condensed consolidated financial statements reflect all adjustments that are necessary for a fair presentation of results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results for the interim periods are not necessarily indicative of results for the full year. For a more complete discussion of significant accounting policies and certain other information, this report should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025, which was filed with the SEC on March 5, 2026.

Use of estimates

The preparation of financial statements, in accordance with GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used in the accompanying condensed consolidated financial statements are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the condensed consolidated financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying condensed consolidated financial statements, and such differences could be material.

Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (the exit price) in an orderly transaction between market participants at the measurement date. The fair value standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. The Company uses the hierarchy prescribed in the accounting guidance for fair value measurements, based upon the available inputs to the valuation and the degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:

•          Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date;

•          Level 2 – Inputs other than quoted prices in active markets for identical assets and liabilities that are observable either directly or indirectly for substantially the full term of the asset or liability; and

•          Level 3 – Unobservable inputs reflecting the Company's own assumptions about the assumptions that market participants would use in pricing the asset or liability, including assumptions about risk.

The carrying amounts of certain financial assets and liabilities, including cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value because of the short maturity and liquidity of those instruments. The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety. See Note 5 for fair value disclosures related to the Company's convertible note.

Convertible Note – Fair Value Option

The Company evaluated its convertible note and determined that it includes embedded features that would otherwise require potential bifurcation. Neither the note nor any embedded features were required to be classified as equity. Therefore, the Company elected the fair value option ("FVO") under ASC 825, Financial Instruments, for the convertible note at its date of issuance. Under the FVO, the convertible note is recorded at fair value upon initial recognition and is subsequently remeasured at fair value at each reporting date. Changes in fair value, excluding changes attributable to instrument-specific credit risk, are recognized in other income (expense) within the condensed consolidated statements of operations. The portion of the total change in fair value resulting from changes in instrument-specific credit risk is recognized separately in other comprehensive income (loss). Upon derecognition of the convertible note, any cumulative gain or loss previously recognized in other comprehensive income as a result of changes in instrument specific credit risk will be reclassified to net income. The Company determined that the change in fair value of its FVO liabilities attributable to instrument-specific credit risk was not significant. Accordingly, net income or loss equals comprehensive income or loss for all periods presented. Interest expense on the convertible note is included in financing expense within the condensed consolidated statements of operations. The election of the FVO is irrevocable and is applied on an instrument-by-instrument basis. As a result of the FVO election, the embedded conversion feature is not required to be separately accounted for. Debt issuance costs incurred in connection with the convertible note measured at fair value under the FVO are expensed as incurred.

Revenue Recognition

We generate revenue by identifying audiences and presenting advertisements on behalf of our customers. We provide our products, technologies and services to agencies and brands (collectively, “Audience Modeling”) along with large consolidators of advertising demand (“Legacy Search”). Currently, revenue from Audience Modeling is primarily through our IntentKey products and services and revenue from Legacy Search is primarily through our Bonfire products and services. Our revenue is derived from the placements of advertisements across advertising channels, browsers, applications and devices. Pricing for those advertisement placements is typically either on a cost per thousand impressions or cost-per-click basis.

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

For Audience Modeling, the terms of an agreement are captured in an Insertion Order (“IO”) where revenue is recognized upon delivery of services during the period covered by the IO. For Legacy Search, terms are generally captured in multi-year master service agreements and revenue is recognized based on the number of advertisements placed or clicked on in the period they occur. We settle advertisement placement prices with our customers net of any adjustments for quality.

For the three-month period ended March 31, 2026, we generated $7,927,553 in revenue of which 57.1% was from Legacy Search and 42.9% from Audience Modeling. For the three-month period ended March 31, 2025, we generated $26,708,032 in revenue of which 88.7% was from Legacy Search and 11.3% from Audience Modeling.

Customer concentration

For the three-month period ended March 31, 2026, four customers accounted for 32.1%,  23.2%, 13.7%, and 13.2% of our overall revenue, respectively. Those same customers accounted for 37.1%, 14.1%, 15.6%, and 12.5% of our gross accounts receivable balance as of March 31, 2026. For the three-month period ended March 31, 2025, two customers accounted for 70.8% and 17.4%, of our overall revenue, respectively. Those same customers accounted for 51.9% and 27.5% of our gross accounts receivable balance as of  March 31, 2025.

Recently Issued Accounting Pronouncements

In September 2025, the Financial Accounting Standards Board (FASB) issued ASU No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes guidance for internal-use software costs and relocates the website development-costs guidance (previously in Subtopic 350-50) into Subtopic 350-40. The amendments require enhanced disclosures for capitalized software costs under ASC 350-40 and ASC 360-10, effective for annual periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contract with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-based Noncash Consideration from a Customer in a Revenue Contract which refines the scope of derivative accounting and clarifies the interaction between derivative accounting and revenue recognition guidance. The amendments are effective for fiscal years beginning after December 15, 2026. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires public companies to disclose additional information about certain expense categories within the income statement in the notes to the financial statements. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statement disclosures.

In May 2024, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (“ASU”) No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments, which clarifies the accounting for the settlement of convertible debt instruments with an induced conversion feature. The amendments are effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this guidance during the quarter ended March 31, 2026. The adoption of ASU 2024-04 did not have a material impact on the Company's condensed consolidated financial statements.

Note 3 – Property and Equipment

The net carrying value of property and equipment was as follows as of:

	March 31, 2026	December 31, 2025
Furniture and fixtures	$269,123	$269,123
Equipment	1,069,956	1,062,765
Capitalized software development costs	19,763,354	19,411,743
Leasehold improvements	467,243	467,243
Subtotal	21,569,676	21,210,874
Less: accumulated depreciation and amortization	(20,002,582)	(19,581,313)
Total	$1,567,094	$1,629,561

During the three months ended March 31, 2026 and March 31, 2025, depreciation and amortization expense was $421,411 and $450,666, respectively.

 Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets and goodwill as of March 31, 2026:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(6,210,750)	$2,609,250	$110,250
Customer relationships	20 years	570,000	(261,250)	308,750	7,125
Trade names, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$9,780,000	$(6,472,000)	$3,308,000	$117,375

Goodwill, total	-	$9,853,342	$—	$9,853,342	$—

(1)	The trade names related to our web properties have an indefinite life, and as such are not amortized.

Amortization expense over the next five years and thereafter is as follows:

2026 (remainder of year)	$352,125
2027	469,500
2028	469,500
2029	469,500
2030	469,500
Thereafter	687,875
Total	$2,918,000

The following is a schedule of intangible assets and goodwill as of December 31, 2025 and amortization expense for the three months ended March 31, 2025:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(6,100,500)	$2,719,500	$110,251
Customer relationships	20 years	570,000	(254,125)	315,875	7,125
Trade names, web properties	-	390,000	—	390,000	—
Intangible assets classified as long-term		$9,780,000	$(6,354,625)	$3,425,375	$117,376

Goodwill, total		$9,853,342	$—	$9,853,342	$—

Note 5 – Debt

Credit Facility

On July 30, 2024, we entered into the Financing Agreement with SLR. Under the terms of the Financing Agreement, SLR has provided us with a $10 million line of credit commitment. We are permitted to borrow up to 90% of eligible accounts receivable as defined in the Financing Agreement, up to the maximum credit commitment of $10 million. As of March 31, 2026, our accounts receivable, net of allowance for credit losses, totaled $4.3 million of which a substantial portion qualified as eligible under the agreement. As of December 31, 2025, our accounts receivable, net of allowance for credit losses, $5.9 million of which a substantial portion qualified as eligible under the agreement. The outstanding balance under the Financing Agreement at that date was $3.3 million. During the three months ended March 31, 2026, we made payments of $3.3 million towards the Financing Agreement, resulting in an outstanding balance of $0 as of March 31, 2026. We will pay SLR monthly interest at the rate of 1.0% in excess of the Prime Rate but not less than 7%. The Prime Rate was 6.75% as of March 31, 2026 and as of December 31, 2025 . The Financing Agreement has a three-year term. The Financing Agreement contains certain affirmative and negative covenants to which we are also subject to. We agreed to pay SLR an annual facility fee of 0.80% of the maximum credit commitment. We also agreed to pay a minimum utilization amount of the interest rate multiplied by difference between $0.5 million and the average daily outstanding loan during a month. We are obligated to pay SLR a monthly service fee of 0.15% of the average net amount of outstanding loans during each month. If we terminate the Financing Agreement prior to the second anniversary of the effective date, an amount equal to 1.0% of the maximum credit commitment will be due as an early termination payment and if we terminate after the second anniversary of the effective date but prior to the end of the term, an amount equal to 0.25% of the maximum credit commitment will be due. Repayment of the financing agreement will be made through collections from eligible accounts receivable.

Convertible Note

On January 14, 2026, we entered into a securities purchase agreement with a certain investor pursuant to which we issued a subordinated convertible note with an aggregate principal amount of approximately $3.3 million, subject to a 10% original issue discount, resulting in gross proceeds of approximately $3.0 million. The note bears interest at a rate of 8% per annum and mature 12 months from the issuance date. The note is repayable in four equal quarterly installments of approximately $833,333 in principal and $66,667 in interest, commencing March 31, 2026. The note is convertible into shares of our common stock at a conversion price of $3.10 per share, subject to applicable ownership limitations. In connection with the financing, we entered into a subordination agreement with our senior lender and a registration rights agreement with the investor. Debt issuance costs of $267,500 incurred in connection with the convertible note were expensed as incurred. Refer to Note 2 for additional information regarding the Company's accounting policy for the convertible note under the fair value option.

The following table summarizes the change in convertible note fair value for the three months ended March 31, 2026 (in dollars):

March 31, 2026
Balance at January 1, 2026	$—
Issuance of convertible note at fair value	$3,000,000
Principal repayment	(833,333)
Change in fair value of convertible note	(18,649)
Balance at March 31, 2026	$2,148,018

The following table presents information about the Company's liabilities measured at fair value on a recurring basis as of March 31, 2026:

	March 31, 2026
	Level	Level 2	Level 3	Total Fair Value
Liabilities:
Convertible note, at fair value	$—	$—	$2,148,018	$2,148,018
Total Liabilities	$—	$—	$2,148,018	$2,148,018

There were no transfers between Levels 1, 2, or 3 of the fair value hierarchy during the three months ended March 31, 2026.

The fair value of the convertible note is classified within Level 3 of the fair value hierarchy, as the measurement incorporates significant unobservable inputs. The fair value was determined using a Monte Carlo simulation model incorporating a probability-weighted scenario analysis. Cash settlement amounts, including principal, accrued interest, and make-whole amounts, were discounted using a credit-adjusted yield reflective of the Company's credit profile and market conditions as of the measurement date. The conversion feature was valued based on the lower of the contractual conversion price of $3.10 per share and 93% of the lowest daily volume-weighted average price during the five trading days preceding the conversion date.

The significant unobservable inputs used in the Level 3 fair value measurement of the convertible note are as follows:

Significant Unobservable Input	March 31, 2026
Volatility	72.7%
Credit-adjusted yield	35.0%
Calibration discount	20.0%
Probability of capital raise	70.0%

Note 6 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	March 31, 2026	December 31, 2025
Accrued marketing costs	$2,384,960	$2,612,968
Accrued compensation	1,433,191	792,723
Accrued professional fees and other	223,441	202,057
Accrued taxes, current portion	9,973	12,226

Total	$4,051,565	$3,619,974

Note 7 – Stock-Based Compensation

We maintain a stock-based compensation program intended to attract, retain and provide incentives for talented employees and directors and align stockholder and employee interests. During the 2026 and 2025 periods, we granted restricted stock units (“RSUs”) from the 2017 Equity Compensation Plan, as amended (“2017 ECP”) and the 2025 Omnibus Incentive Compensation Plan (“2025 Plan”). RSU vesting periods are generally up to three years and/or achieving certain financial targets.

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

As of March 31, 2026, shares subject to outstanding awards under the 2017 ECP and 2025 Plan were 515,147 and 238,000 shares, respectively. Shares available for future grant under the 2025 Plan at March 31, 2026, were 881,885.

As of March 31, 2026, the total share reserve authorized under the 2025 Plan was 1,119,885.

Compensation Expense

For the three months ended March 31, 2026 and March 31, 2025, we recorded stock-based compensation expense for all equity incentive plans of $302,719 and $304,284, respectively. Total compensation cost not yet recognized at March 31, 2026 was $1,416,123, which will be recognized over a weighted-average recognition period of approximately 1.2 years.

The following table summarizes the stock grants outstanding under 2017 ECP and 2025 Plan as of March 31, 2026:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised/Vested	Available Shares	Total Awards (Outstanding + Available)
Total	—	753,147	—	881,885	1,635,032

The fair value of restricted stock units is determined using market value of the common stock on the date of the grant. The fair value of stock options is determined using the Black-Scholes-Merton valuation model. The use of this valuation model involves assumptions that are judgmental and highly sensitive in the determination of compensation expense and include the expected life of the option, stock price volatility, risk-free interest rate, dividend yield, and exercise price. The company accounts for forfeitures as they occur.

There were no options granted in the period ended March 31, 2026.

The following table summarizes our restricted stock unit activity for the three months ended March 31, 2026:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, beginning of period	779,979	$3.32
Granted	84,000	$2.14
Vested	(110,832)	$4.20
Outstanding, end of period	753,147	$3.06

Note 8 – Stockholders’ Equity

Sales of Common Stock Under At-the-Market Offering

On May 7, 2024, we entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, pursuant to which we may offer and sell shares of its common stock, par value $0.001 per share, having an aggregate offering price of up to $15.0 million. During the three-month period ended March 31, 2025, we utilized the ATM Agreement and sold 159,431 shares of common stock for gross proceeds of $1.2 million. As of March 31, 2026, approximately $13.8 million remained available for issuance under the ATM Agreement, based on cumulative gross sales of shares under the program to date.

Warrants

On September17, 2021, we signed an agreement with a marketing platform and consulting company to provide referral and support services to us for a period of five years. As part of that agreement, we granted a seven year warrant exercisable into 30,000 shares of our common stock, at $7.20 per share, which vests in two tranches when certain performance metrics are achieved. The warrant was valued using the Black Scholes option pricing model at a total of $149,551 based on a seven-year term, an implied volatility of 100%, a risk-free equivalent yield of 1.17%, and a stock price of $7.10. The warrant is classified as equity and will be expensed over the vesting period of each tranche if the performance criteria are achieved. At the period ended March 31, 2026, approximately 19,300 shares have been forfeited and approximately 10,700 shares underlying the warrant have vested.

Earnings per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in dollars, except share data):

	For the Three Months Ended March 31,
	2026	2025
Net income (loss)	$1,895,655	$(1,259,821)
Weighted average shares, basic	14,736,821	14,271,927
Dilutive effect of restricted stock units	163,313	—
Weighted average shares, diluted	14,900,134	14,271,927
Basic earnings (loss) per share	$0.13	$(0.09)
Diluted earnings (loss) per share	$0.13	$(0.09)

For the three-month period ended March 31, 2026, we reported net income and accordingly evaluated potentially dilutive securities. Restricted stock units representing 163,313 weighted average shares, using the treasury stock method, were included in the calculation of diluted earnings per share as their effect was dilutive.

Convertible notes issued in January 2026 were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive as the conversion price exceeded the average market price of the Company’s common stock during the period. As of March 31, 2026, the convertible note was potentially convertible into a maximum of approximately 806,000 shares of common stock based on the contractual conversion price of $3.10 per share applied to the outstanding principal balance of $2.5 million, using the as if converted method. Additionally, warrants to purchase approximately 10,700 shares of common stock were excluded from the calculation of diluted earnings per share because their effect would have been anti-dilutive.

For the three-month periods ended March 31, 2025, reported a net loss and, as a result, all potentially dilutive securities were anti-dilutive.

Note 9 – Segment Reporting

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

Measure of Segment Profit or Loss

The CODM evaluates performance and allocates resources based on contribution margin, which is calculated as revenue after deducting marketing expenses, exchange fees, and publisher payments. Exchange fees and publisher payments are classified as cost of revenue. The resulting contribution margin covers the Company’s fixed costs and profit.

Significant Segment Expenses

The Company reports total revenue and significant expenses provided to the CODM, which include cost of revenue, marketing, and compensation expenses. These expenses are regularly reviewed to assess operating performance. The following table presents these expenses:

	For the Three Months Ended March 31,
	2026	2025
Revenue	$7,927,553	$26,708,032
Cost of Revenue	4,263,665	5,620,941
Marketing	2,092,812	17,512,994
Professional Fees	723,103	476,303
IT Costs	328,844	324,018
Provision/(reversal of provision) for bad debts	(63,763)	31,624
Depreciation and Amortization	538,786	568,042
Other	234,857	344,576
Compensation	3,690,203	3,599,321
Segment Operating Loss	$(3,880,954)	$(1,769,787)

Other segment expenses include facilities costs, travel and entertainment expenses and various other corporate expenses.

Geographic Information

The Company’s operations are based in the United States, and substantially all revenue is derived from U.S. clients.

Note 10 – Leases

As of March 31, 2026 and December 31, 2025, total operating and financed right-of-use assets were $597,093 and $0, and $663,635 and $0, respectively.

As of March 31, 2026 and 2025, we recorded $83,461 and $83,459, respectively, in rent expense related to operating leases.

Information related to our operating lease liabilities are as follows:

For the Three Months Ended March 31, 2026
Cash paid for operating lease liabilities	$78,284
Weighted-average remaining lease term	2.2 years
Weighted-average discount rate	10.5%

Minimum future lease payments ended March 31, 2026
2026 (remainder of year)	265,530
2027	237,867
2028	233,727
2029	19,525
756,649
Less imputed interest	(89,700)
Total lease liabilities	$666,949
Current portion	$279,900
Long-term portion	$387,049

Note 11 – Allowance for Credit Losses

The activity in the allowance for credit losses was as follows during the three-month period ended March 31, 2026 and year ended December 31, 2025:

	2026	2025
Balance at the beginning of the year	$98,954	$144,625
Provision/(reversal of provision) for bad debts	(63,763)	(55,668)
Charge-offs	—	9,997
Balance at the end of the year	$35,191	$98,954

The allowance for credit losses at March 31, 2026 was $35,191, a decrease of $63,763 from December 31, 2025, primarily driven by improved collections experience and a reduction in aged receivables during the period.

Note 12 – Commitments and Contingencies

The Company is from time to time subject to legal proceedings and claims that arise in the ordinary course of business.

On January 29, 2026, Carambolico LTD commenced a lawsuit, captioned Carambolico LTD v. Alot, Inc., No. 04CV-26-458 (Ark. Cir. filed Jan. 29, 2026), in the Circuit Court of Benton County, Arkansas, naming Alot, Inc., a wholly owned subsidiary of the Company, as defendant. The complaint asserts breach of contract and related claims under a services agreement and seeks $1.5 million in damages. The Company believes the claims are without merit and intends to vigorously defend the matter.

In April 2026, AEM Days Ltd. commenced a lawsuit, captioned AEM Days Ltd. v. Alot, Inc., No. 60CV-26-3363 (Ark. Cir. filed Apr. 2026), in the Circuit Court of Pulaski County, Arkansas, naming Alot, Inc., a wholly owned subsidiary of the Company, as defendant. The complaint asserts claims related to a services agreement and seeks approximately $766,000 in unpaid invoices. The Company believes the claims are without merit and intends to vigorously defend the matter.

In each of the above matters, the Company is currently unable to predict the outcome or estimate a range of reasonably possible loss, if any. No liability has been accrued as of March 31, 2026.

Note 13 – Related Party Transactions

During the three-month period ended March 31, 2025, the Company engaged in a transaction with Gabriel Court Consortium, LLC, a company in which one of our directors holds a significant interest. The transaction involved consulting services amounting to approximately $12,500. These transactions were conducted in the ordinary course of business.

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

Note 14 – Subsequent Event

The Company has evaluated subsequent events through the date these financial statements were issued and has identified the event included in Note 12 – Commitments and Contingencies above.

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

Intelligence for the Agentic Era. As the industry moves toward "agentic” systems - where autonomous AI agents increasingly handle the planning and execution of media tasks - Inuvo is uniquely positioned as a critical, media audience decisioning layer. Unlike legacy systems that rely on static historical data or consumer IDs (cookies), Inuvo’s technology provides the real-time, intent-based reasoning required for autonomous media planning and activation. By serving as the neural network for these adaptive systems, Inuvo enables brands to move from traditional audience targeting to dynamic model planning & activation.

Inuvo’s core competitive advantage lies in intent discovery. While the programmatic industry has traditionally relied on reaching known users based on past behavior, Inuvo’s AI discovers new, high-value audiences as their motivations form.

This intelligence is delivered through a suite of advanced visualization and compliance tools:

•	The Company’s flagship proprietary AI, IntentKey®, analyzes live content consumption across the open web, mapping human motivation to a concept graph of over 25 million ideas. This allows Inuvo to predict purchase intent with precision, often identifying emerging audience shifts 24 hours before they become competitive in the open market. This, in turn, delivers targeting leverage that translates to superior supply/demand yields within bid streams. Speed of insight-to-execution is our competitive advantage. IntentKey delivers value from intent signals in-the-moment and unlocks superior ROAS (return on ad spend) by matching high yield ad inventories in the bid stream before competitors have even identified consumer intent.
•	IntentPath: A first-of-its-kind visualization that allows marketers to see “intent-in-motion,” mapping the real-time journey from initial discovery to final purchasing decision.
•	Ranger: An AI-powered quality assurance feature within our Campsight system that ensures ad creatives remain consistent, accurate and compliant across digital networks.

Inuvo delivers these capabilities through two primary business channels:

•	Audience Modeling (formerly Agencies and Brands): Managed and self-service offerings that utilize Inuvo’s intelligence layer for precision audience discovery and brand-safe activation across CTV, Video, Audio, Native, and Display channels.
•	Legacy Search (formerly Platforms): Inuvo provides strategic integrations for large consolidators of advertising demand. This business is optimized to prioritize advertising quality, scalability, and compliance, leveraging AI to align merchant messaging with online content in a durable, defensible manner.

Inuvo’s competitive moat and intellectual property are protected by 15 issued and three pending patents issued by the United States Patent and Trademark Office. Our IP portfolio includes patents, trade secrets and trademarks. We actively seek to protect our IP rights and to deter unauthorized use of our IP and other assets. While our IP rights are important to our success, our business is not significantly dependent on any single patent, trademark, or other IP rights.

Significant Business Trends

Our business results have been, or are expected to be, impacted by several trends and strategic activities, which are described below. We expect that the trends described below may continue to impact our results of operations, cash flows, and financial position.

Forces Impacting the Industry

The digital advertising industry in which we operate is experiencing structural change driven by privacy-related regulation, browser and platform policy changes, and changing consumer behaviors, particularly as it relates to consumer use of artificial intelligence in information-gathering.  These factors have, among other things, led to a wider distribution of consumer intent signals across media platforms and has reduced availability and utility of third-party cookies and other persistent identifiers that are used by legacy advertising technology platforms to ensure advertising alignment and yield a return on investment for advertisers. As a result, there has been an adverse impact on the entire search ecosystem.

In addition, the industry has experienced an increase in sophisticated technologies, often nefarious, that have allowed lower quality traffic to masquerade as legitimate, high-intent consumer demand. This has further driven technology companies that control search engines, browsers, and other technologies, to strengthen compliance requirements for their digital advertising partners to improve the integrity of online traffic.

Inuvo Response

In response to the systemic industry changes above, Inuvo has taken the following actions:

Bonfire platform reset.  In response to more stringent compliance requirements, including changes in the Google ecosystem which have suppressed revenue per click (RPC), and as a result of the detection of lower quality traffic on our systems, we developed and deployed an AI compliance system (“Ranger”) to not only enforce our partners’ stricter standards, but to reveal quality differences that had previously been difficult to detect at scale. While this allowed us to take action against bad actors, it also necessitated that we intentionally constrain Bonfire-related revenue in order to have clearer visibility and insight into traffic quality (“Bonfire Reset”).  As a result, revenue from our Legacy Search business was lower year-over-year beginning in late fourth quarter 2025 and continued to be lower year-over-year in the first quarter of 2026. As our Legacy Search business generates a higher gross margin and lower operating margin compared to the Audience Modeling business, lower revenue from Legacy Search has also constrained our consolidated gross margins. We have taken, and continue to take, steps to lower costs in our Legacy Search business, including reducing headcount. We currently expect this business to recover gradually as the year progresses, but there can be no guarantees that it will fully recover.

Investment focus on IntentKey.  We believe IntentKey is positioned to benefit from the aforementioned industry shifts because it is designed to operate as a privacy-safe decisioning layer that does not rely on cookies or persistent identifiers. We further believe that the adoption of autonomous and AI-enabled workflows may increase demand for algorithmic software, like IntentKey, that can translate intent signals into real-time activation across programmatic environments. As a result, we are focused on growing and enhancing the IntentKey AI product. To the extent we are successful in accelerating IntentKey revenue and that IntentKey becomes a larger portion of our overall revenue mix, we expect that direct operating margins will also increase, as Audience Modeling has historically yielded higher direct operating margins than our Legacy Search business.

Results of Operations

	For the Three Months Ended March 31,
	2026	2025	Change	% Change
Net revenue	$7,927,553	$26,708,032	$(18,780,479)	(70.3)%
Cost of revenue	4,263,665	5,620,941	(1,357,276)	(24.1)%
Gross profit	$3,663,888	$21,087,091	$(17,423,203)	(82.6)%

Net Revenue

Revenue for the three-month period ended March 31, 2026, decreased by 70.3% as compared to the same time period in 2025. This decrease was driven by 81% decline in revenue from Legacy Search resulting from the Bonfire Reset described in Significant Business Trends above. This decrease was partially offset by a 13% increase in revenue from Audience Modeling as we continue to grow our IntentKey platform.

Cost of Revenue

Cost of revenue is composed of payments to website publishers and app developers that host advertisement as well as payments to advertising exchanges that provide access to digital inventory where we serve advertisements. The decrease in cost of revenue for the period ended March 31, 2026, compared to the same time period in 2025 was driven by a decrease in revenue from our Legacy Search clients. The resulting change in revenue mix drove gross margin lower to 46.2% compared to 79.0% in the same quarter last year. Our Legacy Search business historically carries higher gross margins as a lower proportion of its costs are recorded in cost of revenue, with a greater portion reflected in marketing and other operating expenses.

Operating Expenses

	For the Three Months Ended March 31,
	2026	2025	Change	% Change
Marketing costs	$2,092,812	$17,512,994	$(15,420,182)	(88.0)%
Compensation	3,690,203	3,599,321	90,882	2.5%
General and administrative	1,761,827	1,744,563	17,264	1.0%
Operating expenses	$7,544,842	$22,856,878	$(15,312,036)	(67.0)%

Marketing costs consist mostly of traffic acquisition (i.e., media) costs and include those expenses required to attract audiences to various web properties. Marketing costs for the three-month period ended March 31, 2026 decreased compared to the same period in 2025 due to the decline in revenue from Legacy Search discussed above in Significant Business Trends.

Compensation expense was higher for the three-month period ended March 31, 2026, compared to the same time period in 2025, due primarily to a one-time severance accrual of $914,000 substantially of which relates to the separation agreement of a former executive officer, partially offset by lower salary expense resulting from reduced headcount. Compensation expense for the three-month period ended March 31, 2025 included a one-time accrual of an employee benefit of $335,000. Our total employment, both full- and part-time, was 64 at March 31, 2026 compared to 81 at March 31, 2025.

General and administrative costs for the three months ended March 31, 2026, increased 1% compared to the same period in 2025.

Financing expense, net

Financing expense, net of interest income, for the three months ended March 31, 2026, was $398,439 compared to $27,929 in the same quarter last year. Financing expense, net this year included $359,000 of interest and financing fees related to the issuance of a subordinated convertible note discussed in Note 5 – Debt.

Other income, net

Other income was approximately $6.2 million and $540,571 for the three months ended March 31, 2026 and 2025, respectively. In January 2026, we received gross proceeds of approximately $6.2 million in connection with a class action settlement. The settlement proceeds represent a one-time, non-recurring cash inflow. During March 2025, we received a payment from the Internal Revenue Service totaling $610,352 in connection with an amended form filed in May 2023 for the Employee Retention Credit related to the first quarter of 2021. Of the total payment, $533,093 was recognized in Other income, while $77,259 of interest was recorded in Financing expense, net.

Liquidity and Capital Resources

Our principal sources of liquidity are the sale of our common stock and our Financing Agreement with SLR (the “Financing Agreement”), which is discussed in Note 5 – Debt.

As of March 31, 2026, we have approximately $2.9 million in cash and cash equivalents. Our net working capital deficit was approximately $2.7 million. Our investing activities totaled $358,944 for the three-month period ended March 31, 2026. This amount primarily consists of internally developed software costs, which are largely comprised of fixed labor costs, along with other capitalized expenditures. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. Through March 31, 2026, our accumulated deficit was $176.4 million.

On January 29, 2026, we received gross proceeds of approximately $6.2 million in connection with a class action settlement. These proceeds represent a one-time, non-recurring source of liquidity and are not expected to recur in future periods.

On January 14, 2026, we entered into a securities purchase agreement with certain investors pursuant to which we issued a subordinated convertible note with an aggregate principal amount of approximately $3.3 million, subject to a 10% original issue discount, resulting in gross proceeds of approximately $3.0 million, prior to the deduction of transaction related expenses. The subordinated convertible note is convertible into shares of the Company’s common stock at a conversion price of $3.10 per share, subject to applicable NYSE American ownership limits and certain registration rights obligations. In connection with the convertible note financing, we also entered into a debt subordination agreement with our senior lender and a registration rights agreement with the investor. This financing supplemented the Company’s available liquidity during the period. See Note 5 –Debt to our Condensed Consolidated Financial Statements.

On July 31, 2024, we entered into the Financing Agreement with SLR, effective July 30, 2024. Pursuant to the terms of the Financing Agreement, SLR will finance up to $10 million subject to availability based on the amount of eligible accounts receivable. Eligibility is determined by criteria such as geographic location of the customer and aging of receivables. As of March 31, 2026, our accounts receivable, net of allowance for credit losses, were $4.3 million, of which a substantial portion qualified as eligible under the Financing Agreement. As of March 31, 2026, the outstanding balance due under the Financing Agreement was $0. See Note 5 – Debt to our Condensed Consolidated Financial Statements.

On May 7, 2024, we entered into an At The Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co. LLC (“Wainwright”), to sell shares of our common stock, par value $0.001 per share, (the “Shares”), having an aggregate sales price of up to $15 million, from time to time, through an “at the market offering” program under which Wainwright will act as sales agent. The sales of the Shares made under the ATM Agreement will be made by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415 promulgated under the Securities Act of 1933, as amended. We will pay Wainwright a commission rate of up to 3.0% of the aggregate gross proceeds from each sale of Shares. For the three-month period ended March 31, 2026, the Company has not sold any additional shares of common stock under the ATM Agreement. During the three-month period ended March 31, 2025, we utilized the ATM Agreement and sold 159,431 shares of common stock for gross proceeds of $1.2 million. As of March 31, 2026, approximately $13.8 million remained available for issuance under the ATM Agreement, based on cumulative gross sales of shares under the program to date.

The Company’s liquidity during the period was impacted by reduced revenue levels associated with actions taken within its Legacy Search business to improve traffic quality and compliance, as further discussed in Results of Operations.

During the fourth quarter of 2025, we deliberately slowed growth in our Legacy Search business in order to better align with more rigorous compliance standards required by our partners. As a result, since that time, revenue has been constrained in our Legacy Search business and this, in turn, has negatively impacted our margins, net income, and cash generation. In response, we have taken steps to contain costs until the Legacy Search business returns to profitability. In addition, we have focused our resources behind a plan to market our collective multi-channel advertising capabilities differentiated by our AI technology, the IntentKey, where we have a technological advantage and higher margins. If we are successful in implementing our plan, we expect to return to and maintain positive cash flows from operations. However, there is no assurance that we will be able to achieve this objective.

Management plans to support the Company’s future operations and capital expenditures through cash generated from operations and availability under its Financing Agreement and other available financing sources until such time as we reach profitability. The credit facility is due upon demand and therefore there can be no assurances that sufficient borrowings will be available to support future operations until profitability is reached. We believe our current cash position and credit facility, together with expected cash flows from operations, will be sufficient to sustain operations for at least the next twelve months from the date of this filing. If our plan to grow the IntentKey product is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions over the long term.

Cash Flows

The table below sets forth a summary of our cash flows for the three months ended March 31, 2026 and 2025:

	For the Three Months Ended March 31,
	2026	2025
Net cash provided by/(used in) operating activities	$1,589,931	$(366,912)
Net cash used in investing activities	$(358,944)	$(451,729)
Net cash provided by/(used in) financing activities	$(1,183,764)	$921,389

Cash Flows - Operating

Net cash provided by operating activities was $1,589,931 during the three months ended March 31, 2026. We reported net income of $1,895,655, which included the receipt of approximately $6.2 million in non-recurring settlement proceeds during the current period, non-cash expenses of depreciation and amortization expense of $538,786 and stock-based compensation expense of $302,719. The change in operating assets and liabilities during the three months ended March 31, 2026 was a net use of cash of $1,134,034 primarily due to a decrease in the accounts payable balance of $2,988,808, partially offset by the decrease in accounts receivable balance of $1,625,443 and an increase in accrued expenses and other current liabilities of $431,591. Our terms are such that we generally collect receivables prior to paying trade payables; however, our Media sales arrangements typically have slower payment terms than the terms of related payables.

During the comparable three-month period in 2025, cash used in operating activities was $366,912 from a net loss of $1,259,821 that included several non-cash expenses of depreciation and amortization expense of $568,042 depreciation of right of use assets of $6,090, and stock-based compensation expense of $304,284. The change in operating assets and liabilities during the three months ended March 31, 2025, was a net use of cash of $79,752.

Cash Flows - Investing

Net cash used by investing activities was $358,944 for the three months ended March 31, 2026, and consisted primarily of capitalized internal development costs.

Net cash used in investing activities was $451,729 for the three months ended March 31, 2025, and consisted primarily of capitalized internal development costs.

Cash Flows - Financing

Net cash used in financing activities was $1,183,764 and during the three months ended March 31, 2026, and was primarily due to payments of the Financing Agreement partially offset by proceeds of the Convertible Note.

Net cash provided by financing activities was $921,389 during the three months ended March 31, 2025, and was primarily from the proceeds from the ATM Agreement as discussed in Note 1 – Organization and Business.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The estimates and assumptions that management makes affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the condensed consolidated financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying condensed consolidated financial statements, and such differences could be material. Our significant accounting policies related to Revenue Recognition, Equity-Based Compensation, Capitalized Software Costs, Goodwill, Long-lived Assets and others are described in Note 2 – Summary of Significant Accounting Policies of our Condensed Consolidated Financial Statements included elsewhere in this Report.

Off Balance Sheet Arrangements

As of March 31, 2026, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term “off-balance sheet arrangement” generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2026, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1 - LEGAL PROCEEDINGS

On January 29, 2026, Carambolico LTD commenced a lawsuit, captioned Carambolico LTD v. Alot, Inc., No. 04CV-26-458 (Ark. Cir. filed Jan. 29, 2026), in the Circuit Court of Benton County, Arkansas, naming Alot, Inc., a wholly owned subsidiary of Inuvo, Inc., as defendant. The complaint asserts breach of contract and related claims under a services agreement and seeks $1.5 million in damages. The Company believes the claims are without merit and intends to vigorously defend the matter.

In April 2026, AEM Days Ltd. commenced a lawsuit, captioned AEM Days Ltd. v. Alot, Inc., No. 60CV-26-3363 (Ark. Cir. filed Apr. 2026), in the Circuit Court of Pulaski County, Arkansas, naming Alot, Inc., a wholly owned subsidiary of Inuvo, Inc., as defendant. The complaint asserts claims related to a services agreement and seeks approximately $766,000 in unpaid invoices. The Company believes the claims are without merit and intends to vigorously defend the matter.

As previously disclosed, on January 29, 2026, pursuant to a class action settlement agreement, the Company received approximately $6.2 million in proceeds as a claimant in such class action lawsuit.

ITEM 1A. RISK FACTORS-UPDATE

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Accordingly, we incorporate by reference the risk factors disclosed in Part I, Item 1A of our Form 10-K for the year ended December 31, 2025, as filed with the SEC on March 5, 2026 and our subsequent filings with the SEC, subject to the new or modified risk factors appearing below that should be read in conjunction with the risk factors disclosed in such Form 10-K and our subsequent filings.

We rely on two customers for a significant portion of our revenues. We are reliant upon two customers for most of our revenue. During the first quarter of 2026, these Legacy Search customers accounted for 32.1% and 23.2% of our revenues, respectively. During the same period in 2025, those Legacy Search customers accounted 17.4% and 70.8% of our revenues. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including changes in the respective customer’s advertising budget, both in terms of allocated dollars and media mix, financial resources of the customers, as well as general economic conditions. We would likely experience a significant decline in revenue and our business operations could be significantly harmed if these customers do not continue to utilize our services. Additionally, our business operations and financial condition could be significantly harmed if these customers do not pay for our services on a timely basis. The loss of any of these customers or a material change in the revenue or gross profit they generate or their failure to timely pay us for our services would have a material adverse impact on our business, results of operations and financial condition in future periods.

Our Legacy Search business has experienced significant revenue declines, and we may not be successful in restoring historical revenue levels or profitability. During the fourth quarter of 2025 and continuing into the first quarter of 2026, Legacy Search revenue declined significantly compared to the prior year periods and represented approximately 71.8% and 57.1%, respectively of our total revenue, compared to approximately 81.1% and 88.7%, respectively during the prior year periods. The decline was primarily driven by changes in the search marketplace, including evolving compliance requirements, traffic quality standards and monetization dynamics associated with third-party advertising platforms. While we have implemented operational, compliance and cost-reduction initiatives intended to adapt to these changing market conditions, there can be no assurance that these efforts will successfully restore revenue, margins or profitability within our Legacy Search business, or at all. If monetization rates decline further, traffic volumes continue to decrease, or third-party platform requirements continue to evolve in ways that adversely impact our business model, our revenue, operating results and cash flows could continue to be negatively affected. In addition, if Legacy Search revenue does not improve, we may be required to implement additional cost reduction measures, including reductions in operating expenses and personnel, which could adversely affect our financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Plans

During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3(i).4
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(i).7	Articles of Amendment to Amended Articles of Incorporation as filed on October 31, 2019	10-Q	5/15/20	3(i).7
3(i).8	Certificate of Validation of Amendment to Amended Articles of Incorporation as filed October 16, 2020.	10-Q	11/9/20	3(i).8
3(i).9	Articles of Amendment to Articles of Incorporation as filed January 7, 2021	10-K	2/11/21	3(i).9
3(i).10	Articles of Amendment to Articles of Incorporation as filed on August 19, 2021	10-Q	11/12/21	3(i).10
3(ii).1	Second Amended and Restated By-Laws	8-K	5/22/23	3(ii).1
10.1	Form of Securities Purchase Agreement, by and between Inuvo, Inc. and the Buyer	8-K	1/15/26	10.1
10.2	Form of Subordinated Convertible Note	8-K	1/15/26	10.2
10.3	Form of Registration Rights Agreement by and between Inuvo, Inc. and the Buyer	8-K	1/15/26	10.3
10.4	Debt Subordination Agreement, made by Buyer in favor of SLR Digital Finance, LLC	8-K	1/15/26	10.4
10.5	Separation Agreement and Release dated January 27. 2026, between Inuvo, Inc. and Richard K. Howe	8-K	1/28/26	10.2
10.6	Amended and Restated Executive Employment Agreement, dated January 27, 2026, between Inuvo, Inc. and Robert C. Buchner	8-K	1/28/26	10.3
10.7	Extension Amendment to Google Services Agreement between Vertro, Inc. and Google LLC, dated as of March 31, 2026	8-K	4/03/26	10.1
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Furnished
32.2	Section 1350 certification of Chief Financial Officer				Furnished
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Shema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Inuvo, Inc.’s quarterly report on Form 10-Q for the period ended March 31, 2026, formatted in Inline XBRL (included with Exhibit 101 attachments).				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

May 14, 2026	By:	/s/ Robert C. Buchner
Robert C. Buchner,

Chief Executive Officer, principal executive officer

May 14, 2026	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,

Chief Financial Officer, principal financial and accounting officer

