Form 10-Q
period 2026-06-30
Inuvo, Inc.
filed 2026-08-11
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	August 3, 2026
Common Stock	16,483,079

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "will," "should," "intend," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our risks associated with:

•	a decline in general economic conditions;
•	decreased market demand for our products and services;
•	customer revenue concentration;
•	our ability to meet required redemption or repayment obligations under our outstanding debt instruments
•	seasonality impacts on financial results and cash availability;
•	dependence on advertising suppliers;
•	the ability to acquire traffic in a profitable manner;
•	the ability to attract and retain talented employees;
•	failure to keep pace with technological changes;
•	interruptions within our information technology infrastructure;
•	dependence on key personnel;
•	risks associated with customer collections;
•	regulatory and legal uncertainties;
•	failure to comply with privacy and data security laws and regulations;
•	third party infringement claims;
•	publishers who could fabricate fraudulent clicks;
•	the ability to continue to meet the NYSE American listing standards;
•	the impact of quarterly results on our common stock price;
•	dilution to our stockholders upon the vesting of outstanding restricted stock unit grants and warrants; and
•	our ability to identify, finance, complete and successfully integrate future acquisitions.

These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Readers are cautioned not to place undue reliance on these forward-looking statements and readers should carefully review this report in its entirety, including the risks described in Part II, Item 1A. Risk Factors appearing in this report, together with those appearing in Item 1A. Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission ("SEC") on March 5, 2026 and our subsequent filings with the SEC.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Inuvo,” the “Company,” “we,” “us,” “our” and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “second quarter 2026” means for the three months ended June 30, 2026, “second quarter 2025” means for the three months ended June 30, 2025, “2025” means the fiscal year ended December 31, 2025 and “2026” means the fiscal year ending December 31, 2026. The information which appears on our corporate web site at www.inuvo.com and our various social media platforms are not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

June 30, 2026 (Unaudited) and December 31, 2025

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$886,471	$2,839,921
Restricted Cash	1,200,000	—
Accounts receivable, net of allowance for credit losses of $37,735 and $98,954, respectively	4,515,833	5,887,884
Prepaid expenses and other current assets	663,922	489,790
Total current assets	7,266,226	9,217,595

Property and equipment, net	1,389,580	1,629,561
Restricted Cash, net of current portion	5,000,823	—
Other assets
Goodwill	9,853,342	9,853,342
Intangible assets, net of accumulated amortization	3,190,625	3,425,375
Right of use assets - operating lease	529,194	663,635
Other assets	53,343	78,342
Total other assets	13,626,504	14,020,694

Total assets	$27,283,133	$24,867,850

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,186,662	$7,090,784
Accrued expenses and other current liabilities	4,327,799	3,619,974
Lease liability - operating lease	254,724	294,093
Outstanding borrowings under Financing Agreement	—	3,288,100
Notes payable, current portion, net	3,337,000	—
Total current liabilities	12,106,185	14,292,951

Long-term liabilities
Deferred tax liability	113,323	107,971
Lease liability - operating lease	339,456	443,912
Notes payable, net of current portion	6,405,000	—
Total long-term liabilities	6,857,779	551,883

Stockholders’ equity
Preferred stock, $0.001 par value:
Authorized shares 500,000, none issued and outstanding	—	—
Common stock, $0.001 par value:
Authorized shares 200,000,000; issued and outstanding shares 14,844,794 and 14,701,949, respectively.	14,846	14,703
Additional paid-in capital	188,753,112	188,312,843
Accumulated deficit	(180,448,789)	(178,304,530)
Total stockholders' equity	8,319,169	10,023,016
Total liabilities and stockholders' equity	$27,283,133	$24,867,850

See accompanying notes to the condensed consolidated financial statements.

INUVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net revenue	$7,535,055	$22,671,333	$15,462,609	$49,379,365
Cost of revenue	4,206,966	5,576,545	8,470,632	11,197,486
Gross profit	3,328,089	17,094,788	6,991,977	38,181,879
Operating expenses
Marketing costs	1,392,953	14,138,328	3,485,765	31,651,322
Compensation	2,864,401	3,201,006	6,554,604	6,800,327
General and administrative	2,112,961	1,799,011	3,874,788	3,543,574
Total operating expenses	6,370,315	19,138,345	13,915,157	41,995,223
Operating loss	(3,042,226)	(2,043,557)	(6,923,180)	(3,813,344)
Financing expense, net	(107,059)	(17,697)	(505,498)	(45,626)
Other income (expense), net	(887,952)	559,991	5,289,772	1,100,562
Income tax expense	(2,677)	—	(5,353)	(2,676)
Net loss	$(4,039,914)	$(1,501,263)	$(2,144,259)	$(2,761,084)

Per common share data
Basic and diluted:
Net loss	$(0.27)	$(0.10)	$(0.15)	$(0.19)

Weighted average shares
Basic	14,835,062	14,450,640	14,786,210	14,361,782
Diluted	14,835,062	14,450,640	14,786,210	14,361,782

See accompanying notes to the condensed consolidated financial statements.

INUVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

For the Six Months Ended June 30, 2026

	Common Stock		Additional Paid in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance as of December 31, 2025	14,701,949	$14,703	$188,312,843	$(178,304,530)	$10,023,016
Net income				1,895,655	1,895,655
Stock-based compensation			302,719		302,719
Stock issued for vested restricted stock units net of shares withheld for taxes	83,054	83	(62,414)		(62,331)
Balance as of March 31, 2026	14,785,003	14,786	188,553,148	(176,408,875)	12,159,059
Net loss				(4,039,914)	(4,039,914)
Stock-based compensation			240,428		240,428
Stock issued for vested restricted stock units net of shares withheld for taxes	59,791	60	(40,464)		(40,404)
Balance as of June 30, 2026	14,844,794	$14,846	$188,753,112	$(180,448,789)	$8,319,169

2025

	Common Stock		Additional Paid in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance as of December 31, 2024	14,050,483	$14,051	$186,669,733	$(173,209,012)	$13,474,772
Net loss				(1,259,821)	(1,259,821)
Stock-based compensation			304,284		304,284
Stock issued for vested restricted stock units net of shares withheld for taxes	151,892	152	(201,511)		(201,359)
At-the-market sale of common stock, net of issuance costs	159,431	159	1,128,679		1,128,838
Balance as of March 31, 2025	14,361,806	14,362	187,901,185	(174,468,833)	13,446,714
Net loss				$(1,501,263)	(1,501,263)
Stock-based compensation			291,789		291,789
Stock issued for vested restricted stock units net of shares withheld for taxes	112,035	112	(157,718)		(157,606)
Balance as of June 30, 2025	14,473,841	$14,474	$188,035,256	$(175,970,096)	$12,079,634

See accompanying notes to the condensed consolidated financial statements.

INUVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Operating activities:
Net loss	$(2,144,259)	$(2,761,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,057,370	1,130,600
Change in right of use assets - financing	—	12,237
Change in right of use assets - operating lease	134,440	121,529
Stock based compensation	543,147	596,073
Loss on extinguishment of debt – SLR facility	250,386	—
Change in fair value of convertible notes	601,666
Disposal of property and equipment	15,558
Adjustment to expected losses on accounts receivable	(61,219)	(17,316)
Deferred income tax expense	5,353	2,676
Change in operating assets and liabilities:
Accounts receivable	1,433,270	2,825,264
Prepaid expenses and other current assets and other assets	(212,849)	(31,047)
Accrued expenses and other liabilities	707,822	(2,358,189)
Accounts payable	(2,904,122)	382,182
Lease liability - operating lease	(143,825)	(126,182)
Net cash used in operating activities	(717,262)	(223,257)
Investing activities:
Purchases of equipment and capitalized development costs	(598,197)	(858,441)
Net cash used in investing activities	(598,197)	(858,441)
Financing activities:
Payments net of proceeds on Financing Agreement	(3,288,100)	—
Proceeds from issuance of convertible note	3,000,000	—
Principal payments of convertible note	(3,333,333)	—
Proceeds from issuance of notes payable, net	9,742,000	—
Payment of debt extinguishment costs-convertible notes	(268,333)	—
Payment of debt extinguishment costs-SLR	(186,667)
Proceeds from at-the-market sales	—	1,128,838
Net taxes paid on restricted stock unit grants exercised	(102,735)	(358,960)
Principal payments on finance lease obligations	—	(12,237)
Net cash provided by financing activities	5,562,832	757,641
Net change – cash	4,247,373	(324,057)
Cash and cash equivalent, beginning of year	2,839,921	2,459,245
Cash and cash equivalent and restricted cash, end of period	$7,087,294	$2,135,188
Supplemental information:
Interest paid	$539,514	$245,235

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

This intelligence is delivered through a suite of advanced visualization and compliance tools:

•

The Company’s flagship proprietary AI, IntentKey®, analyzes live content consumption across the open web, mapping human motivation to a concept graph of over 25 million ideas. This allows Inuvo to predict purchase intent with precision, often identifying emerging audience shifts 24 hours before they become competitive in the open market. This, in turn, delivers targeting leverage that translates to superior supply/demand yields within bid streams. Speed of insight-to-execution is our competitive advantage. IntentKey delivers value from intent signals in-the-moment and unlocks ROAS (return on ad spend) by matching high yield ad inventories in the bid stream before competitors have even identified consumer intent.

•	IntentPath: A visualization that allows marketers to see "intent-in-motion,” mapping the real-time journey from initial discovery to final purchasing decision.
•	Ranger: An AI-powered quality assurance feature within our Campsight system that ensures ad creatives remain consistent, accurate and compliant across digital networks.

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

Liquidity

Our principal sources of liquidity are the sale of our common stock and our Note Purchase Agreement with Streeterville Capital, LLC ("Streeterville"), dated June 29, 2026 (the "Note Purchase Agreement"), pursuant to which we issued a Secured Promissory Note A-1 in the original principal amount of $4.1 million (the "A-1 Note") and a Secured Promissory Note B in the original principal amount of $6.2 million (the "B Note"), each discussed in Note 6 – Debt.

In connection with entering into the Note Purchase Agreement, we used approximately $3.8 million of the A-1 Note proceeds to retire our outstanding convertible promissory note, including accrued interest, and we terminated our Financing and Security Agreement with SLR Digital Finance LLC ("SLR"), (the "Financing Agreement"). As of June 30, 2026, we had no outstanding convertible debt and no amounts outstanding under our prior receivables-based credit facility. See Note 6 – Debt.

Of the $6.2 million in gross proceeds from the B Note, funds were deposited into a deposit account at Lakeside Bank held by our newly formed wholly-owned subsidiary, INUV Holdings, LLC, pursuant to a Deposit Account Control Agreement (the "DACA") among INUV Holdings, LLC, Streeterville, and Lakeside Bank. Amounts held in the DACA are not available for our general working capital or corporate purposes and will be released to us only in connection with a permitted Note Exchange, as further discussed in Note 6 – Debt. As of June 30, 2026, $6.2 million remained subject to the DACA and was classified as restricted cash on our condensed consolidated balance sheet.

On January 29, 2026, we received gross proceeds of approximately $6.2 million in connection with a class action settlement. These proceeds represented a one-time, non-recurring source of liquidity and are not expected to recur in future periods.

On May 7, 2024, we entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co. LLC ("Wainwright"), to sell shares of our common stock, par value $0.001 per share, having an aggregate sales price of up to $15 million, from time to time, through an "at the market offering" program under which Wainwright acts as sales agent. We will pay Wainwright a commission rate of up to 3.0% of the aggregate gross proceeds from each sale. For the six-month period ended June 30, 2026, we have not sold any shares of common stock under the ATM Agreement. As of June 30, 2026, approximately $13.8 million remained available for issuance under the ATM Agreement, based on cumulative gross sales of shares under the program to date.

On June 30, 2026, we entered into a Securities Purchase Agreement with an accredited investor providing for the issuance, in a registered direct offering, of 1,631,121 shares of common stock and pre-funded warrants exercisable for up to 1,337,693 shares of common stock. In a concurrent private placement, we also agreed to issue Class A and Class B common stock purchase warrants exercisable for an aggregate of up to 5,937,628 shares of common stock. The Class A and Class B warrants have an exercise price of $1.28 per share, become exercisable six months after issuance, and expire five years and one year after issuance, respectively. We also issued placement agent warrants to purchase 148,441 shares of common stock at an exercise price of $1.25 per share. The placement agent warrants become exercisable six months after issuance and expire three years from the commencement of sales pursuant to the offerings. The offerings (the “Offerings”) closed on July 1, 2026, subsequent to quarter end, generating gross proceeds of approximately $3.0 million, before deducting placement agent fees and offering expenses of $0.6 million. See Note 15 – Subsequent Events. In connection with the Offerings, we suspended the ATM Agreement and terminated the continuous offering by us under the associated prospectus supplement. We will not make any sales of Common Shares pursuant to the ATM Agreement, unless and until a new prospectus is filed and the expiration of a 180-day lockup period following completion of the Offerings.

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

As of June 30, 2026,we had approximately $0.9 million in unrestricted cash and cash equivalents and $6.2 million in restricted cash held pursuant to the DACA described above, for total cash, cash equivalents, and restricted cash of approximately $7.1 million. Cash of $1.2 million that was held pursuant to the DACA was released from restrictions on July 1, 2026. Our net working capital deficit was approximately $4.8 million. Our investing activities totaled $0.6 million for the six-month period ended June 30, 2026, primarily consisting of internally developed software costs, largely comprised of fixed labor costs, along with other capitalized expenditures. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. Through June 30, 2026, our accumulated deficit was $180.4 million.

Management plans to support the Company's future operations and capital expenditures primarily through cash flows from operations, availability under the Note Purchase Agreement, proceeds from the Securities Purchase Agreement that closed on July 1, 2026 and other available financing sources until such time as we generate sufficient positive cash flow from operations to support our ongoing liquidity needs. The A-1 Note and the B Note are subject to redemption rights in favor of Streeterville as described in Note 6 – Debt, and therefore there can be no assurance that sufficient funds will remain available to support future operations until profitability is reached. We believe our current cash position and the Note Purchase Agreement exclusive of $5M in long-term restricted cash, together with proceeds from the Securities Purchase Agreement and expected cash flows from operations, will be sufficient to sustain operations for at least the next twelve months from the date of this filing. If our plan to grow the IntentKey product is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions over the long term.

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

The carrying amounts of certain financial assets and liabilities, including cash and cash equivalents, accounts receivable, prepaid and other current assets, accounts payable, and accrued liabilities, approximate fair value because of the short maturity and liquidity of those instruments. The carrying value of the Company's Streeterville Notes (see Note 6 - Debt) approximate fair value as of June 30, 2026. The classification of assets and liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement in its entirety. The Company elected the fair value option for its 3i, LP convertible note, which was measured on a recurring basis using significant unobservable inputs (Level 3) until it was repaid in full on June 29, 2026. As a result, the Company had no assets or liabilities measured at fair value on a recurring basis as of June 30, 2026 or December 31, 2025. See Note 6 – Debt.

Convertible Note – Fair Value Option

The Company evaluated its convertible note and determined that it included embedded features that would otherwise require potential bifurcation. Neither the note nor any embedded features were required to be classified as equity. Therefore, the Company elected the fair value option ("FVO") under ASC 825, Financial Instruments, for the convertible note at its date of issuance. Under the FVO, the convertible note was recorded at fair value upon initial recognition and subsequently remeasured at fair value until it was repaid in full on June 29, 2026. Changes in fair value, excluding changes attributable to instrument-specific credit risk, were recognized in other income (expense) within the condensed consolidated statements of operations. The Company determined that changes in fair value attributable to instrument-specific credit risk were not significant. Accordingly, net income equaled comprehensive income for all periods presented. Interest expense on the convertible note was included in financing expense within the condensed consolidated statements of operations. The election of the FVO is irrevocable and is applied on an instrument-by-instrument basis. As a result of the FVO election, the embedded conversion feature was not required to be separately accounted for. Debt issuance costs incurred in connection with the convertible note measured at fair value under the FVO were expensed as incurred.

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

For Audience Modeling, the terms of an agreement are captured in an Insertion Order ("IO") where revenue is recognized upon delivery of services during the period covered by the IO. For Legacy Search, terms are generally captured in multi-year master service agreements and revenue is recognized based on the number of advertisements placed or clicked on in the period they occur. We settle advertisement placement prices with our customers net of any adjustments for quality.

For the three-month period ended June 30, 2026, we generated $7,535,055 in revenue of which 52.4% was from Legacy Search and 47.6% from Audience Modeling. For the three-month period ended June 30, 2025, we generated $22,671,333 in revenue of which 86.7% was from Legacy Search and 13.3% from Audience Modeling. For the six-month period ended June 30, 2026, we generated $15,462,609 in revenue of which 54.8% was from Legacy Search and 45.2% from Audience Modeling. For the six-month period ended June 30, 2025, we generated $49,379,365 in revenue of which 87.8% was from Legacy Search and 12.2% from Audience Modeling.

Accounts receivable, net of allowance for credit losses, was $12,545,771 as of January 1, 2025, representing the opening balance for the comparative 2025 period.

Customer concentration

For the three- and six-month periods ended June 30, 2026, revenue and gross accounts receivable concentration by customer were as follows:

	% of Revenue		% of Gross AR
Customer	For the Three Months Ended June 30, 2026	For the Six Months Ended June 30, 2026	At June 30, 2026
Customer A	13.7%	13.4%	22.7%
Customer B	15.5%	19.4%	7.7%
Customer C	20.5%	17.1%	21.0%
Customer D	30.5%	31.3%	34.5%

For the three- and six-month periods ended June 30, 2025, revenue and gross accounts receivable concentration by customer were as follows:

	% of Revenue		% of Gross AR
Customer	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025	At June 30, 2025
Customer B	66.5%	68.8%	47.5%
Customer D	19.8%	18.5%	29.0%

Recently Issued Accounting Standards

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

Note 3 – Property and Equipment

The net carrying value of property and equipment was as follows as of:

	June 30, 2026	December 31, 2025
Furniture and fixtures	$269,123	$269,123
Equipment	775,819	1,062,765
Capitalized internal use and purchased software	19,956,063	19,411,743
Leasehold improvements	467,243	467,243
Subtotal	21,468,248	21,210,874
Less: accumulated depreciation and amortization	(20,078,668)	(19,581,313)
Total	$1,389,580	$1,629,561

During the three months ended June 30, 2026 and June 30, 2025, depreciation and amortization expense was $401,209 and $445,183, respectively. During the six months ended June 30, 2026 and June 30, 2025, depreciation and amortization expense was $822,620 and $895,849, respectively. During the three and six months ended June 30, 2026, we disposed of equipment and software approximately $296,000 and $340,800 respectively, that was no longer in use. The Company recognized a loss on disposal of approximately $14,300 and $15,600 during the three- and six-month periods ended June 30, 2026, respectively.

 Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets and goodwill as of June 30, 2026:

	Term	Carrying Value	Accumulated Amortization and Impairment	Net Carrying Value	Year-to-date Amortization

Customer list, Google	20 years	$8,820,000	$(6,321,000)	$2,499,000	$220,500
Customer relationships	20 years	570,000	(268,375)	301,625	14,250
Trade names, web properties (1)	-	390,000	—	390,000	—
Intangible assets classified as long-term		$9,780,000	$(6,589,375)	$3,190,625	$234,750

Goodwill, total	-	$9,853,342	$—	$9,853,342	$—

(1)	The trade names related to our web properties have an indefinite life, and as such are not amortized.

Amortization expense over the next five years and thereafter is as follows:

2026 (remainder of year)	$234,750
2027	469,500
2028	469,500
2029	469,500
2030	469,500
Thereafter	687,875
Total	$2,800,625

Note 5 – Restricted Cash

In connection with the Note Purchase Agreement, the $6.2 million proceeds from the B Note were deposited into a Lakeside Bank account owned by the Company's wholly-owned subsidiary, INUV Holdings, LLC, under  the DACA. Streeterville holds a first-position security interest in and control over the account, and funds are unavailable for general corporate purposes except as released via a Note Exchange.

The Company is entitled to the release of $1.2 million of restricted cash held pursuant to the DACA upon the completion of a Qualified Equity Offering on or before July 31, 2026. On July 1, 2026, the Company completed a registered direct offering generating gross proceeds of approximately $3.0 million, which satisfied the requirements for the release of the $1.2 million. Accordingly, $1.2 million of restricted cash has been classified as current as of June 30, 2026.

The remaining $5.0 million of restricted cash has been classified as non-current because its release is contingent upon future note exchanges under the Note Purchase Agreement, which are triggered by a $2.0 million reduction of the A-1 Note or any additional A Notes issued upon exchange from the B Note (the A-1 Note and any additional A Notes that are issued upon exchange from the B Note, collectively, the “A Notes”) through either Streeterville's monthly redemption right or a Company-elected prepayment. As of June 30, 2026, substantially all of the Company's restricted cash was held by the Company's wholly-owned subsidiary, INUV Holdings, LLC, and was restricted from being distributed, loaned, or advanced to the Company pursuant to the DACA.

The following table provides a reconciliation of cash and cash equivalents and restricted cash:

June 30, 2026
Cash and cash equivalents	$886,471
Restricted cash, current portion	1,200,000
Restricted cash, net of current portion	5,000,823
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$7,087,294

Note 6 – Debt

Credit Facility

We maintained a Financing and Security Agreement with SLR Digital Finance LLC ("SLR"), effective July 30, 2024, providing for borrowings of up to 90% of eligible accounts receivable, up to a $10 million maximum commitment. The outstanding balance was $3,288,101 as of December 31, 2025. On June 29, 2026, in connection with entering into the Note Purchase Agreement described below, we repaid any then-outstanding balance and terminated the Financing Agreement. In connection with this termination, during the three and six months ended June 30, 2026, we recognized a loss on extinguishment of $250,386 in other expense. As of June 30, 2026, we have no obligations and no further borrowing availability under this facility.

Convertible Note

On January 14, 2026, we issued a subordinated convertible note with an aggregate principal amount of approximately $3.3 million (10% original issue discount, $3.0 million gross proceeds), accounted for under the fair value option (ASC 825-10). The note called for four equal quarterly principal installments of $833,333, plus accrued interest, the first of which was paid on March 31, 2026. On June 29, 2026, in connection with entering into the Note Purchase Agreement described below, we repaid the note in full for total cash consideration of $2,835,000, consisting of $2,500,000 of remaining principal, $66,667 of accrued interest, and $268,333, representing a make-whole payment and an early termination fee. Changes in fair value of $620,315 and $601,666 for the three and six months ended June 30, 2026, respectively, are included in other income (expense) within the condensed consolidated statements of operation. As of June 30, 2026, the note is no longer outstanding.

June 30, 2026
Balance at January 1, 2026	$—
Issuance of convertible note at fair value	$3,000,000
Principal repayment	$(3,333,333)
Settlement of make-whole payment and early termination fee	$(268,333)
Change in fair value	$601,666
Balance at June 30, 2026	$—

Streeterville Notes

On June 29, 2026, we entered into a Note Purchase Agreement with Streeterville, pursuant to which we issued the A-1 Note and the B Note (the B Note, together with the A-1 Note and any additional A Notes, the "Notes"), for aggregate gross proceeds of $10 million. The A-1 Note bears interest at 9% per annum and carries a $342,000 original issue discount; the B Note bears interest at 5% per annum and carries no original issue discount. Both Notes mature 24 months from issuance.

We used a portion of the A-1 Note proceeds to repay and terminate the Financing Agreement and to repay and extinguish the convertible note, each as described above. The $6.2 million of B Note proceeds were deposited into a deposit account held by our wholly-owned subsidiary, INUV Holdings, LLC, subject to a DACA in favor of Streeterville; see Note 5 – Restricted Cash.

The Notes are secured by substantially all of our assets, including our intellectual property, and are guaranteed by our subsidiaries. Streeterville has the right, beginning nine months after issuance, to redeem up to $750,000 per month under the A-1 Note at its sole discretion (the "Monthly Redemption" right); the B Note carries no Monthly Redemption right. Beginning six months after issuance, Streeterville may redeem amounts under either Note if our common stock trades at a specified premium to a defined minimum price (the "Limited Redemption" right). We have the right to exchange up to $1,000,000 of the B Note into an A Note for every $2,000,000 reduction in the A Notes balance, and a separate right to exchange $1,200,000 of the B Note upon completion of a qualifying equity offering by July 31, 2026, in each case with a corresponding release of funds from the deposit account described above.

Because Streeterville's Monthly Redemption right becomes exercisable within twelve months of the balance sheet date, we have classified $3,337,000 of the A-1 Note as a current liability, with the remaining $6,405,000 of Notes payable, net, classified as non-current.

Maximum potential redemptions under the Notes over the next several years, assuming Streeterville exercises the Monthly Redemption right at its full permitted pace, are as follows:

	A-1 Note	B Note	Total
2026 (remainder of year)	$—	$—	$—
2027	up to $7,500,000	$—	up to $7,500,000
2028 (contractual maturity)	remaining balance	remaining balance	remaining balance
Total original principal	$4,142,000	$6,200,000	$10,342,000

The table above reflects the maximum amount Streeterville could elect to redeem under the Monthly Redemption right if exercised at the full permitted pace each month; actual redemptions are at Streeterville's sole discretion and may be less than the maximum, or accelerated further through the Limited Redemption right described above, which is contingent on our common stock trading at a specified premium and is not readily estimable. The Notes require no other scheduled principal payments prior to the contractual maturity date in June 2028.

Discount Allocation

The unamortized original issue discount related to the A-1 Note ($342,000 face) has been allocated between current and non-current Notes payable, consistent with the current/non-current classification of the underlying principal and will be amortized to interest expense over the term of the debt.

Note 7 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	June 30, 2026	December 31, 2025
Accrued marketing costs	$1,955,334	$2,612,968
Accrued compensation	1,290,838	202,057
Accrued professional fees and other	1,070,273	792,723
Accrued taxes, current portion	11,354	12,226

Total	$4,327,799	$3,619,974

Note 8 – Stock-Based Compensation

We maintain a stock-based compensation program intended to attract, retain and provide incentives for talented employees and directors and align stockholder and employee interests. On March 21, 2025, the Board of Directors adopted the 2025 Omnibus Equity Compensation Plan (the "2025 Plan"), which was approved by stockholders at the annual meeting held on May 22, 2025. The 2025 Plan replaced the 2017 Equity Compensation Plan ("2017 ECP") for new awards. Outstanding awards granted under the 2017 ECP remain subject to their original terms. During the six months ended June 30, 2026 we granted restricted stock units ("RSUs") under the 2025 Plan. During the six months ended June 30, 2025, we granted RSUs under the 2017 ECP. RSU vesting periods are generally up to three years and/or based upon achieving certain financial targets.

At June 30, 2026, shares subject to outstanding awards under the 2017 ECP and 2025 Plan were 426,970 and 236,500 shares, respectively. Shares available for future grant under the 2025 Plan at June 30, 2026, were 861,820.

As of June 30, 2026, the total share reserve authorized under the 2025 Plan was 1,098,320.

Compensation Expense

For the three months ended June 30, 2026 and June 30, 2025, we recorded stock-based compensation expense for all equity incentive plans of $240,428 and $291,789 respectively. For the six months ended June 30, 2026 and June 30, 2025, we recorded stock-based compensation expense for all equity incentive plans of $543,147 and $596,073, respectively. Total compensation cost not yet recognized at June 30, 2026 was $1,132,678, which will be recognized over a weighted-average recognition period of approximately 1.2 years. There were no stock options granted during the three and six months ended June 30, 2026.

The following table summarizes outstanding stock-based awards as of six months ended June 30, 2026:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised/Vested	Available Shares	Total Awards (Outstanding + Available)
Total	—	663,470	—	861,820	1,525,290

The fair value of restricted stock units is determined using market value of the common stock on the date of the grant.

The following table summarizes the stock grants outstanding under 2017 ECP and 2025 Plan as of June 30, 2026:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	779,979	$3.32
Granted	84,000	$2.14
Vested	(186,172)	$3.66
Cancelled	(14,337)	$3.07
Outstanding, June 30, 2026	663,470	$3.09

Note 9 – Stockholders' Equity

Sales of Common Stock Under At-the-Market Offering

On May 7, 2024, we entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, pursuant to which we may offer and sell shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $15.0 million. We did not sell any shares under the ATM Agreement during the six months ended June 30, 2026. During the six months ended June 30, 2025, we utilized the ATM Agreement and sold 159,431 shares of common stock for gross proceeds of $1.2 million. As of June 30, 2026, approximately $13.8 million remained available for issuance under the ATM Agreement, based on cumulative gross sales of shares under the program to date. We have suspended the ATM Agreement and terminated the continuous offering by us under the associated prospectus supplement. We will not make any sales of Common Shares pursuant to the ATM Agreement, unless and until a new prospectus is filed and the expiration of an 180-day lockup period following completion of the Offerings.

Warrants

On September17, 2021, we signed an agreement with a marketing platform and consulting company to provide referral and support services to us for a period of five years. As part of that agreement, we granted a seven year warrant exercisable into 30,000 shares of our common stock, at $7.20 per share, which vests in two tranches when certain performance metrics are achieved. The warrant was valued using the Black Scholes option pricing model at a total of $149,551 based on a seven-year term, an implied volatility of 100%, a risk-free equivalent yield of 1.17%, and a stock price of $7.10. The warrant is classified as equity and will be expensed over the vesting period of each tranche if the performance criteria are achieved. At the period ended June 30, 2026, approximately 19,300 shares have been forfeited and approximately 10,700 shares underlying the warrant have vested.

Subsequent to quarter end, on July 1, 2026, the Company issued pre-funded warrants and common stock purchase warrants exercisable for an aggregate of up to 7,423,762 additional shares of common stock in connection with the registered direct offering and concurrent private placement described in Note 15 – Subsequent Events.

Earnings per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in dollars, except share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net (loss)	$(4,039,914)	$(1,501,263)	$(2,144,259)	$(2,761,084)
Weighted average shares, basic	14,835,062	14,450,640	14,786,210	14,361,782
Dilutive effect of restricted stock units	—	—	—	—
Weighted average shares, diluted	14,835,062	14,450,640	14,786,210	14,361,782
Basic earnings (loss) per share	$(0.27)	$(0.10)	$(0.15)	$(0.19)
Diluted earnings (loss) per share	$(0.27)	$(0.10)	$(0.15)	$(0.19)

For the three and six months ended June 30, 2026 and 2025, we generated a net loss and as a result, any potential common shares are anti-dilutive.

As of June 30, 2026, 663,470 restricted stock units and 10,700 vested warrants, for a total of 674,170 potentially dilutive shares, were excluded from the computation of diluted net loss per share because their effect would have been antidilutive due to the net losses in the period.

Note 10 – Segment Reporting

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

Measure of Segment Profit or Loss

The CODM evaluates performance and allocates resources based on contribution margin, which is calculated as revenue after deducting marketing expenses, exchange fees, and publisher payments. Exchange fees and publisher payments are classified as cost of revenue. The resulting contribution margin covers the Company's fixed costs and profit.

Significant Segment Expenses

The Company reports total revenue and significant expenses provided to the CODM, which include cost of revenue, marketing, and compensation expenses. These expenses are regularly reviewed to assess operating performance. The following table presents these expenses:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$7,535,055	$22,671,333	$15,462,609	$49,379,365
Cost of Revenue	4,206,966	5,576,545	8,470,632	11,197,486
Marketing	1,392,953	14,138,328	3,485,765	31,651,322
Professional Fees	923,593	604,041	1,646,696	1,080,344
IT Costs	395,795	312,938	724,639	636,956
Reversal of provision (recovery) for bad debts	2,544	(48,940)	(61,219)	(17,316)
Depreciation and Amortization	518,584	562,558	1,057,370	1,130,600
Other	272,445	368,414	507,302	712,990
Compensation	2,864,401	3,201,006	6,554,604	6,800,327
Segment Operating Profit (Loss)	$(3,042,226)	$(2,043,557)	$(6,923,180)	$(3,813,344)

Other segment expenses include facilities costs, travel and entertainment expenses and various other corporate expenses.

Geographic Information

The Company's operations are based in the United States, and substantially all revenue is derived from U.S. clients.

Note 11 – Leases

As of June 30, 2026 and December 31, 2025, operating lease right-of-use assets were $529,194 and $663,635, respectively, and financed lease right-of-use assets were $0 as of both dates.

For the six months ended June 30, 2026 and 2025, we recorded $0 and $12,237, respectively, in amortization expense related to finance leases.

Rent expense related to operating leases was $83,461 and $83,456 for the three months ended June 30, 2026 and 2025, respectively, and $166,922 and $166,915 for the six months ended June 30, 2026 and 2025, respectively.

Cash paid for operating leases presented below includes payments for operating lease obligations as well as certain other lease-related charges, including common area maintenance charges, that are not included in rent expense.

Information related to our operating leases for the periods ended 2026 are as follows:

	For the Three Months Ended June 30,	For the Six Months Ended June 30,
Cash paid for operating leases	$102,026	$180,310
Weighted-average remaining lease term		2.2 years
Weighted-average discount rate		10.5%

Minimum future lease payments ended June 30, 2026
2026 (remainder of year)	176,663
2027	237,867
2028	233,727
2029	19,525
667,782
Less imputed interest	(73,602)
Total lease liabilities	$594,180
Current portion	$254,724
Long-term portion	$339,456

Note 12 – Allowance for Credit Losses

The activity in the allowance for credit losses was as follows during the six-month period ended June 30, 2026 and the year ended December 31, 2025:

	2026	2025
Balance at the beginning of the year	$98,954	$144,625
Provision/(reversal of provision) for bad debts	(61,219)	(55,668)
Charge-offs	—	9,997
Ending Balance	$37,735	$98,954

The allowance for credit losses at June 30, 2026 was $37,735, a decrease of $61,219 from December 31, 2025, primarily driven by improved collections experience and a reduction in aged receivables during the period.

Note 13 – Commitments and Contingencies

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

In each of the above matters, the Company is currently unable to predict the outcome or estimate a range of reasonably possible loss, if any. No liability has been accrued as of June 30, 2026.

As previously disclosed, on January 29, 2026, the Company received approximately $6.2 million in proceeds pursuant to a class action settlement in which the Company was a claimant. The proceeds were recognized as a gain within Other income, net in the accompanying condensed consolidated statements of operations during the six months ended June 30, 2026.

Note 14 – Related Party Transactions

There was no related party activity for the three and six months ended June 30, 2026.

During the three and six months ended June 30, 2025, we provided services to Gabriel Court Consortium, LLC, a company in which one of the Company's directors held a significant interest. Revenue from these services was approximately $12,500 and $25,000 for the three and six months ended June 30, 2025, respectively.

During the three and six months ended June 30, 2025, we provided services to First Orion Corp., a company in which one of the Company's former directors held a significant interest. Revenue from these services was approximately $48,000 and $126,000 for the three and six months ended June 30, 2025, respectively.

During the three and six months ended June 30, 2025, we provided services to James & James, a company in which one of the Company's former directors held a significant interest. Revenue from these services was approximately $235,000 and $389,000 for the three and six months ended June 30, 2025, respectively.

Note 15 – Subsequent Events

Registered Direct Offering and Concurrent Private Placement

The Company entered into a Securities Purchase Agreement with an accredited investor for a registered direct offering of 1,631,121 shares of common stock and pre-funded warrants to purchase up to 1,337,693 shares, together with a concurrent private placement of Class A and Class B common stock purchase warrants to purchase up to an aggregate of 5,937,628 common shares. The Class A and Class B warrants have an exercise price of $1.28 per share, become exercisable six months after issuance, and expire five years and one year after issuance, respectively. We also issued placement agent warrants to purchase 148,441 shares of common stock at an exercise price of $1.25 per share. The Offerings closed on July 1, 2026, for aggregate gross proceeds of approximately $3.0 million, before deducting placement agent fees and offering expenses of $0.6 million.

Completion of this offering satisfied the "Qualified Equity Offering" condition under the Company's Note Purchase Agreement with Streeterville Capital, LLC dated June 29, 2026 (see Note 6 – Debt). As a result, the Company has the right to a $1,200,000 Note Exchange, releasing that amount from the restricted deposit account described in Note 5 – Restricted Cash to the Company's operating account.

Asset Purchase Agreement

On July 24, 2026, we entered into an Asset Purchase Agreement to sell certain proprietary software and a related advertising account to an unaffiliated third party for $450,000, subject to closing conditions not yet satisfied as of the date of this filing.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Inuvo is a market leader in generative artificial intelligence for modeling media audiences. As a leading provider of AI-driven data and advertising technology solutions, we have successfully commercialized a proprietary, patented large language model ("LLM”) that identifies and actions the reasons why consumers are interested in products, services, or brands - rather than who they are - offering a high-performance, privacy-by-design solution for the modern advertising landscape.

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

•	IntentPath: A first-of-its-kind visualization that allows marketers to see "intent-in-motion,” mapping the real-time journey from initial discovery to final purchasing decision.
•	Ranger: An AI-powered quality assurance feature within our Campsight system that ensures ad creatives remain consistent, accurate and compliant across digital networks.

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

Inuvo Response

In response to the systemic industry changes above, Inuvo has taken the following actions:

Bonfire platform reset.  In response to more stringent compliance requirements, including changes in the Google ecosystem which have suppressed revenue per click (RPC), and as a result of the detection of lower quality traffic on our systems, we developed and deployed an AI compliance system (“Ranger”) to not only enforce our partners’ stricter standards, but to reveal quality differences that had previously been difficult to detect at scale. While this allowed us to take action against bad actors, it also necessitated that we intentionally constrain Bonfire-related revenue in order to have clearer visibility and insight into traffic quality (“Bonfire Reset”). As a result, revenue from our Legacy Search business was lower year-over-year beginning in late fourth quarter 2025 and continues to be lower year-over-year for six-month period ended June 30, 2026. As our Legacy Search business generates a higher gross margin and lower operating margin compared to the Audience Modeling business, lower revenue from Legacy Search has also constrained our consolidated gross margins. We have taken, and continue to take, steps to lower costs in our Legacy Search business, including reducing headcount. We currently expect this business to improve gradually as the year progresses, but there can be no guarantees that it will fully recover. Consistent with these actions, our total employment, both full- and part-time, declined from 82 at June 30, 2025 to 51 at June 30, 2026, a 38% reduction, reflecting our continued discipline in aligning our cost structure with lower levels of revenue generation.

Investment focus on IntentKey.  We believe IntentKey is positioned to benefit from the aforementioned industry shifts because it is designed to operate as a privacy-safe decisioning layer that does not rely on cookies or persistent identifiers. We further believe that the adoption of autonomous and AI-enabled workflows may increase demand for algorithmic software, like IntentKey, that can translate intent signals into real-time activation across programmatic environments. As a result, we are focused on growing and enhancing the IntentKey AI product. To the extent we are successful in accelerating IntentKey revenue and that IntentKey becomes a larger portion of our overall revenue mix, we expect that direct operating margins will also increase, as Audience Modeling has historically yielded higher direct operating margins than our Legacy Search business. Reflecting this strategic focus, Audience Modeling revenue grew 16% for the six months ended June 30, 2026, compared to the same period in 2025, resulting from the Bonfire Reset and Forces Impacting the Industry described above.

Results of Operations

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Net Revenue	$7,535,055	$22,671,333	$(15,136,278)	(66.8)%	$15,462,609	$49,379,365	$(33,916,756)	(68.7)%
Cost of Revenue	4,206,966	5,576,545	(1,369,579)	(24.6)%	8,470,632	11,197,486	(2,726,854)	(24.4)%
Gross Profit	$3,328,089	$17,094,788	$(13,766,699)	(80.5)%	$6,991,977	$38,181,879	$(31,189,902)	(81.7)%

Net Revenue

Revenue for the three-month period ended June 30, 2026, decreased 66.8% and revenue for the six-month period ended June 30, 2026, decreased 68.7% as compared to the same periods in 2025, respectively. The decrease for the three-month and six-month periods ended June 30, 2026 was driven by 80% decline in revenue from Legacy Search resulting from the Bonfire Reset and Forces Impacting the Industry described in Significant Business Trends above. The decrease was partially offset by a 19% and 16% increase in revenue from Audience Modeling in each period, respectively as we continue to grow our IntentKey platform.

Cost of Revenue

Cost of revenue is composed of payments to website publishers and app developers that host advertisement as well as payments to advertising exchanges that provide access to digital inventory where we serve advertisements. The decrease in cost of revenue for the six-month period ended June 30, 2026, compared to the same time period in 2025 was driven by a decrease in revenue from our Legacy Search clients. The resulting change in revenue mix drove gross margin lower to 45.2% compared to 77.3% in the same period last year. Our Legacy Search business historically carries higher gross margins as a lower proportion of its costs are recorded in cost of revenue, with a greater portion reflected in marketing and other operating expenses.

Operating Expenses

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Marketing costs	$1,392,953	$14,138,328	$(12,745,375)	(90.1%)	$3,485,765	$31,651,322	$(28,165,557)	(89.0%)
Compensation	2,864,401	3,201,006	(336,605)	(10.5%)	6,554,604	6,800,327	(245,723)	(3.6%)
General and administrative	2,112,961	1,799,011	313,950	17.5%	3,874,788	3,543,574	331,214	9.3%
Operating expenses	$6,370,315	$19,138,345	$(12,768,030)	(66.7%)	$13,915,157	$41,995,223	$(28,080,066)	(66.9%)

Marketing costs consist mostly of traffic acquisition (i.e., media) costs and include those expenses required to attract audiences to various web properties. Marketing costs for the three and six months period ended June 30, 2026 decreased compared to the same periods in 2025 due to the decline in revenue from Legacy Search discussed above in Significant Business Trends.

Compensation expense was approximately $337 thousand lower for the three months ended and approximately $246 thousand lower for the six months ended June 30, 2026, compared to the same time periods in 2025 primarily due to lower payrolls and lower incentive and commissions accruals partially offset by a reduction in capitalized labor costs. Compensation expense includes $470 thousand and $1.4 million in severance accruals for the three month and six month periods ended June 30, 2026, respectively. Our total employment, both full- and part-time, was 51 at June 30, 2026 compared to 82 at June 30, 2025.

General and administrative costs for the three and six months ended June 30, 2026 increased $314 thousand compared to the same period in 2025 and increased $331 thousand compared to the same period in 2025, respectively primarily due to higher professional fees.

Financing expense, net

Financing expense, net, for the three and six months ended June 30, 2026, was approximately $107 thousand and $505 thousand, respectively. The expense, net for the three and six months ended June 30, 2026 included approximately $67 thousand and $426 thousand expense, respectively, related to the convertible note. See Note 6 – Debt.

Finance expense, net, for the three and six months ended June 30, 2025, was approximately $18 thousand and $46 thousand, respectively. The expense, net included $81 thousand and $158 thousand of interest income for the three and six months ended June 30, 2025 from the Internal Revenue Service for a delayed refund.

Other income (loss), net

Other income (loss) was $(887,952) and $5,289,772 for the three and six months ended June 30, 2026, respectively.

Other income (loss) for the three months ended June 30, 2026, was primarily due to approximately $250 thousand loss on extinguishment of debt related to the SLR facility and approximately $620 thousand change in fair value of the convertible note. See Note 6 – Debt. Other income (loss) for the six months ended June 30, 2026 was due primarily to a $6.2 million class action settlement received in January 2026, representing a one-time, non-recurring cash inflow, partially offset by a combined $852 thousand charge related to the retirement of prior debts, as mentioned above.

Other income was $559,991 and $1,100,562 for the three and six months ended June 30, 2025. In March 2025, the Company received a payment from the Internal Revenue Service ("IRS") totaling $610,352 in connection with an amended form filed in May 2023 for the Employee Retention Credit ("ERC") related to the first quarter of 2021. Of this amount, $533,093 was recognized in Other Income, and $77,259 of interest was recorded in Financing expense, net. In June 2025, the Company received an additional ERC payment from the IRS related to the second quarter of 2021, totaling $606,156. Of this amount, $525,085 was recognized in Other Income, and $81,071 of interest was recorded in Financing expense, net.

Liquidity and Capital Resources

Our principal sources of liquidity are the sale of our common stock and our Note Purchase Agreement with Streeterville, pursuant to which we issued the A-1 Note and the B Note, each discussed in Note 6 – Debt.

In connection with entering into the Note Purchase Agreement, we used approximately $3.8 million of the A-1 Note proceeds to retire our outstanding convertible promissory note, including accrued interest, and we terminated our Financing Agreement with SLR . As of June 30, 2026, we had no outstanding convertible debt and no amounts outstanding under our prior receivables-based credit facility. See Note 6 – Debt.

The $6.2 million of gross proceeds from the B Note were deposited into a deposit account at Lakeside Bank held by our newly formed wholly-owned subsidiary, INUV Holdings, LLC, pursuant to the DACA. Amounts held in the DACA are not available for our general working capital or corporate purposes and will be released to us only in connection with a permitted Note Exchange, as further discussed in Note 6 – Debt. As of June 30, 2026, $6.2 million remained subject to the DACA and was classified as restricted cash on our condensed consolidated balance sheet.

On January 29, 2026, we received gross proceeds of approximately $6.2 million in connection with a class action settlement. These proceeds represented a one-time, non-recurring source of liquidity and are not expected to recur in future periods. On May 7, 2024, we entered into the ATM Agreement with Wainwright to sell shares of our common stock, par value $0.001 per share, having an aggregate sales price of up to $15 million, from time to time, through an "at the market offering" program under which Wainwright acts as sales agent. We will pay Wainwright a commission rate of up to 3.0% of the aggregate gross proceeds from each sale. For the six-month period ended June 30, 2026, we have not sold any shares of common stock under the ATM Agreement. As of June 30, 2026, approximately $13.8 million remained available for issuance under the ATM Agreement, based on cumulative gross sales of shares under the program to date. We suspended the ATM Agreement and terminated the continuous offering by us under the associated prospectus supplement. We will not make any sales of Common Shares pursuant to the ATM Agreement, unless and until a new prospectus is filed and the expiration of a 180-day lockup period following completion of the Offerings.

On June 30, 2026, we entered into a Securities Purchase Agreement with an accredited investor providing for the issuance, in a registered direct offering, of 1,631,121 shares of common stock and pre-funded warrants exercisable for up to 1,337,693 shares of common stock. In a concurrent private placement, we also agreed to issue Class A and Class B common stock purchase warrants exercisable for an aggregate of up to 5,937,628 shares of common stock. The Class A and Class B warrants have an exercise price of $1.28 per share, become exercisable six months after issuance, and expire five years and one year after issuance, respectively. We also issued placement agent warrants to purchase 148,441 shares of common stock at an exercise price of $1.25 per share. The placement agent warrants become exercisable six months after issuance and expire three years from the commencement of sales pursuant to the offerings. The offerings closed on July 1, 2026, subsequent to quarter end, generating gross proceeds of approximately $3.0 million, before deducting placement agent fees and offering expenses of $0.6 million. See Note 15 – Subsequent Events.

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

As of June 30, 2026, we have over $0.9 million in unrestricted cash and cash equivalents and $6.2 million in restricted cash held pursuant to the DACA described above, for total cash, cash equivalents, and restricted cash of approximately $7.1 million. Our net working capital deficit was approximately $4.8 million. Our investing activities totaled $0.6 million for the six-month period ended June 30, 2026, primarily consisting of internally developed software costs, largely comprised of fixed labor costs, along with other capitalized expenditures. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. Through June 30, 2026, our accumulated deficit was $180.4 million.

Management plans to support the Company's future operations and capital expenditures primarily through cash flows from operations, availability under the Note Purchase Agreement, proceeds from the Securities Purchase Agreement that closed on July 1, 2026 and other available financing sources until such time as we generate sufficient positive cash flow from operations to support our ongoing liquidity needs. The A-1 Note and the B Note are subject to redemption rights in favor of Streeterville as described in Note 6 – Debt, and therefore there can be no assurance that sufficient funds will remain available to support future operations until profitability is reached. We believe our current cash position and the Note Purchase Agreement, together with proceeds from the Securities Purchase Agreement and expected cash flows from operations, will be sufficient to sustain operations for at least the next twelve months from the date of this filing. If our plan to grow the IntentKey product is unsuccessful, we may need to fund operations through private or public sales of securities, debt financings or partnering/licensing transactions over the long term.

Cash Flows

The table below sets forth a summary of our cash flows for the six months ended June 30, 2026 and 2025:

	For the Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(717,262)	$(223,257)
Net cash used in investing activities	$(598,197)	$(858,441)
Net cash provided by/(used in) financing activities	$5,562,832	$757,641

Cash Flows - Operating

Net cash used in operating activities was $717,262 during the six months ended June 30, 2026. We reported a net loss of $2,144,259, which included the receipt of approximately $6.2 million in non-recurring settlement proceeds during the period, non-cash expenses of depreciation and amortization expense of $1,057,370 and stock-based compensation expense of $543,147. The change in operating assets and liabilities during the six months ended June 30, 2026 was a net use of cash of $1,119,704 primarily due to a decrease in accounts payable of $2,904,122 offset by a decrease in accounts receivable of $1,433,270 and an increase of accrued liabilities and other liabilities of $707,822. Our Legacy Search terms are such that we generally collect receivables prior to paying trade payables. However, our Media sales arrangements typically have slower payment terms than the terms of related payables.

During the comparable six-month period in 2025, cash used in operating activities was $223,257 from a net loss of $2,761,084 and included non-cash expenses of depreciation and amortization expense of $1,130,600 and stock-based compensation expense of $596,073. The change in operating assets and liabilities during the six months ended June 30, 2025 was a net provision of cash of $692,028 primarily due to a decrease in accounts receivable of $2,825,264 and an increase in accounts payable of $382,182, offset by a decrease of accrued liabilities and other liabilities of $2,358,189 .

Cash Flows - Investing

Net cash used in investing activities was $598,197 for the six months ended June 30, 2026, and consisted primarily of capitalized internal development costs.

Net cash used in investing activities was $858,441 for the six months ended June 30, 2025, and consisted primarily of capitalized internal development costs.

Cash Flows - Financing

Net cash provided by financing activities was $5,562,832 during the six months ended June 30, 2026, and was primarily from the proceeds from the Note Purchase Agreement as discussed in Note 1 – Organization and Business.

Net cash provided by financing activities during the six months ended June 30, 2025 was $757,641, and was primarily from the proceeds from the ATM Agreement as discussed in Note 1 – Organization and Business.

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

Off Balance Sheet Arrangements

As of June 30, 2026, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2026, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on four customers for a significant portion of our revenues. We are reliant upon four customers for most of our revenue. For the three-month period ending June 30, 2026, four customers accounted for 13.7%, 15.5%, 20.5%, and 30.5% of our overall revenue and for the six-month period ended June 30, 2026, 13.4%, 19.4%, 17.1% and 31.3% of our overall revenue, respectively. For the three-month period ending June 30, 2025, two Legacy Search customers accounted for 66.5% and 19.8% of our overall revenue, respectively and for the six-month period ended June 30, 2025, 68.8% and 18.5% of our overall revenue, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including changes in the respective customer's advertising budget, both in terms of allocated dollars and media mix, financial resources of the customers, as well as general economic conditions. We would likely experience a significant decline in revenue and our business operations could be significantly harmed if these customers do not continue to utilize our services. Additionally, our business operations and financial condition could be significantly harmed if these customers do not pay for our services on a timely basis. The loss of any of these customers or a material change in the revenue or gross profit they generate or their failure to timely pay us for our services would have a material adverse impact on our business, results of operations and financial condition in future periods.

Our Legacy Search business has experienced significant revenue declines, and we may not be successful in restoring historical revenue levels or profitability. For the three-month period ended June 30, 2026, we generated $7,535,055 in revenue of which 52.4% was from Legacy Search and 47.6% from Audience Modeling. For the three-month period ended June 30, 2025, we generated $22,671,333 in revenue of which 86.7% was from Legacy Search and 13.3% from Audience Modeling. For the six-month period ended June 30, 2026, we generated $15,462,609 in revenue of which 54.8% was from Legacy Search and 45.2% from Audience Modeling. For the six-month period ended June 30, 2025, we generated $49,379,365 in revenue of which 87.8% was from Legacy Search and 12.2% from Audience Modeling. The decline was primarily driven by changes in the search marketplace, including evolving compliance requirements, traffic quality standards and monetization dynamics associated with third-party advertising platforms. While we have implemented operational, compliance and cost-reduction initiatives intended to adapt to these changing market conditions, there can be no assurance that these efforts will successfully restore revenue, margins or profitability within our Legacy Search business, or at all. If monetization rates decline further, traffic volumes continue to decrease, or third-party platform requirements continue to evolve in ways that adversely impact our business model, our revenue, operating results and cash flows could continue to be negatively affected. In addition, if Legacy Search revenue does not improve, we may be required to implement additional cost reduction measures, including reductions in operating expenses and personnel, which could adversely affect our financial condition.

We are subject to mandatory redemption obligations under our Note Purchase Agreement, and our failure to satisfy those obligations could have a material adverse effect on our liquidity and financial condition. On June 29, 2026, we entered into a Note Purchase Agreement with Streeterville Capital, LLC ("Streeterville"), pursuant to which we issued a Secured Promissory Note A-1 and a Secured Promissory Note B (collectively, the "Notes") and used a portion of the proceeds to extinguish our prior obligations under our financing agreement with SLR Digital Finance, LLC and our convertible note held by 3i, LP. Beginning nine months after issuance, Streeterville has the right, at its sole discretion, to redeem up to $750,000 per month under the A-1 Note (the "Monthly Redemption" right); the B Note is not subject to the Monthly Redemption right. Beginning six months after issuance, Streeterville may also redeem amounts under either Note if our common stock trades at a specified premium to a defined minimum price (the "Limited Redemption" right). Our ability to satisfy these redemption obligations as they arise depends on our ability to generate sufficient cash flow from operations and maintain adequate levels of unrestricted cash. A portion of our cash is held in a deposit account subject to a Deposit Account Control Agreement in favor of Streeterville and is not available for general corporate purposes, which reduces the liquidity otherwise available to fund redemptions or other obligations. If our operating cash flow is insufficient, or if restricted cash is not released on a timely basis, we may be unable to satisfy Monthly Redemption or Limited Redemption demands as they are made. The Notes are secured by substantially all of our assets, including our intellectual property, and are guaranteed by our subsidiaries; any failure to satisfy our obligations under the Notes could result in a default and enforcement action against those assets, which would have a material adverse effect on our liquidity, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 1, 2026, in connection with a registered direct offering, we issued Class A Warrants, Class B Warrants, and Placement Agent Warrants to Ladenburg Thalmann & Co. Inc. in a concurrent private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, and/or Rule 506 promulgated thereunder. This transaction was previously reported on our Current Report on Form 8-K filed July 1, 2026 and is incorporated by reference pursuant to Instruction 3 to Item 701 of Regulation S-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Plans

During the six months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3(i).4
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(i).7	Articles of Amendment to Amended Articles of Incorporation as filed on October 31, 2019	10-Q	5/15/20	3(i).7
3(i).8	Certificate of Validation of Amendment to Amended Articles of Incorporation as filed October 16, 2020.	10-Q	11/9/20	3(i).8
3(i).9	Articles of Amendment to Articles of Incorporation as filed January 7, 2021	10-K	2/11/21	3(i).9
3(i).10	Articles of Amendment to Articles of Incorporation as filed on August 19, 2021	10-Q	11/12/21	3(i).10
3(ii).1	Second Amended and Restated By-Laws	8-K	5/22/23	3(ii).1
10.1	Securities Purchase Agreement, dated June 30, 2026	8-K	7/1/2026	10.1
10.2	Placement Agency Agreement, dated June 30, 2026	8-K	7/1/2026	10.2
10.3	Note Purchase Agreement, dated June 29, 2026	8-K	7/1/2026	10.3
10.4	Secured Promissory Note A-1, dated June 29, 2026	8-K	7/1/2026	10.4
10.5	Secured Promissory Note B, dated June 29, 2026	8-K	7/1/2026	10.5
10.6	Guaranty, dated June 29, 2026	8-K	7/1/2026	10.6
10.7	Security Agreement, dated June 29, 2026	8-K	7/1/2026	10.7
10.8	Extension Amendment to Google Services Agreement between Vetro, Inc. and Google LLC, dated as of June 30, 2026	8-K	7/1/2026	10.8
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Furnished
32.2	Section 1350 certification of Chief Financial Officer				Furnished
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Inuvo, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2026, formatted in Inline XBRL (included with Exhibit 101 attachments).				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

August 11, 2026	By:	/s/ Robert C. Buchner
Robert C. Buchner,
Chief Executive Officer, principal executive officer

August 11, 2026	By:	/s/ Wallace D. Ruiz
Wallace D. Ruiz,
Chief Financial Officer, principal financial and accounting officer

