Form 10-Q
period 2026-09-30
Inuvo, Inc.
filed 2026-11-13
CIK 829323

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Class	November 6, 2026
Common Stock	17,862,771

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to known and unknown risks, uncertainties and other factors which may cause actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "will," "should," "intend," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms or other comparable terminology. This report includes, among others, statements regarding our risks associated with:

•	a decline in general economic conditions;

•	decreased market demand for our products and services;

•	customer revenue concentration;

•	our ability to meet required redemption or repayment obligations under our outstanding debt instruments;

•	our ability to continue as a going concern and raise additional capital;

•	seasonality impacts on financial results and cash availability;

•	dependence on advertising suppliers;

•	the ability to acquire traffic in a profitable manner;

•	the ability to attract and retain talented employees;

•	failure to keep pace with technological changes;

•	interruptions within our information technology infrastructure;

•	dependence on key personnel;

•	risks associated with customer collections;

•	regulatory and legal uncertainties;

•	failure to comply with privacy and data security laws and regulations;

•	third party infringement claims;

•	publishers who could fabricate fraudulent clicks;

•	the ability to continue to meet the NYSE American listing standards;

•	the impact of quarterly results on our common stock price;

•	dilution to our stockholders upon the vesting of outstanding restricted stock unit grants and warrants; and

•	our ability to identify, finance, complete and successfully integrate future acquisitions.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, when used in this report the terms “Inuvo,” the “Company,” “we,” “us,” “our” and similar terms refer to Inuvo, Inc., a Nevada corporation, and its subsidiaries. When used in this report, “third quarter 2026” means for the three months ended September 30, 2026, “third quarter 2025” means for the three months ended September 30, 2025,  “2025” means the fiscal year ended December 31, 2025 and “2026” means the fiscal year ending December 31, 2026. The information which appears on our corporate web site at www.inuvo.com and our various social media platforms are not part of this report.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INUVO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, 2026 (Unaudited) and December 31, 2025

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$1,019,391	$2,839,921
Restricted Cash	1,200,000	-
Accounts receivable, net of allowance for credit losses of $41,860 and $98,954, respectively	4,163,716	5,887,884
Prepaid expenses and other current assets	449,254	489,790
Total current assets	6,832,361	9,217,595

Property and equipment, net	1,179,943	1,629,561
Restricted Cash, net of current portion	5,038,313	-
Other assets
Goodwill	9,853,342	9,853,342
Intangible assets, net of accumulated amortization	684,500	3,425,375
Right of use assets - operating lease	459,914	663,635
Other assets	53,343	78,342
Total other assets	11,051,099	14,020,694

Total assets	$24,101,716	$24,867,850

Liabilities and Stockholders’ Equity
Current liabilities
Accounts payable	$4,075,969	$7,090,784
Accrued expenses and other current liabilities	3,207,674	3,619,974
Lease liability - operating lease	229,426	294,093
Financing agreement	-	3,288,100
Notes payable, current portion, at fair value	3,711,000	-
Total current liabilities	11,224,069	14,292,951

Long-term liabilities
Deferred tax liability	118,676	107,971
Lease liability - operating lease	290,601	443,912
Notes payable, net of current portion, at fair value	6,159,000	-
Total long-term liabilities	6,568,277	551,883

Stockholders' equity
Preferred stock, $0.001 par value:
Authorized shares 500,000, none issued and outstanding	-	-
Common stock, $0.001 par value:
Authorized shares 200,000,000; issued and outstanding shares 17,833,353 and 14,701,949, respectively.	17,834	14,703
Additional paid-in capital	191,696,761	188,312,843
Accumulated deficit	(185,405,225)	(178,304,530)
Total stockholders' equity	6,309,370	10,023,016
Total liabilities and stockholders' equity	$24,101,716	$24,867,850

  See accompanying notes to the condensed consolidated financial statements.

INUVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenue	$6,802,036	$22,570,572	$22,264,645	$71,949,937
Cost of revenue	3,812,452	6,002,423	12,283,084	17,199,909
Gross profit	2,989,584	16,568,149	9,981,561	54,750,028
Operating expenses
Marketing costs	1,410,615	13,375,136	4,896,380	45,026,458
Compensation	2,049,736	3,145,125	8,604,340	9,945,452
General and administrative	1,885,285	1,717,591	5,760,073	5,261,165
Impairment of intangible and long-lived assets	2,448,750	-	2,448,750	-
Total operating expenses	7,794,386	18,237,852	21,709,543	60,233,075
Operating loss	(4,804,802)	(1,669,703)	(11,727,982)	(5,483,047)
Financing expense, net	(425,980)	(113,633)	(931,478)	(159,259)
Other income (expense), net	279,700	48,124	5,569,472	1,148,686
Income tax expense	(5,354)	(5,352)	(10,707)	(8,028)
Net loss	$(4,956,436)	$(1,740,564)	$(7,100,695)	$(4,501,648)

Per common share data
Basic and diluted:
Net loss	$(0.28)	$(0.12)	$(0.45)	$(0.31)

Weighted average shares
Basic	17,825,645	14,558,109	15,803,296	14,427,877
Diluted	17,825,645	14,558,109	15,803,296	14,427,877

See accompanying notes to the condensed consolidated financial statements.

INUVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

For the Nine Months Ended September 30,

2026

	Common Stock		Additional Paid in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance as of December 31, 2025	14,701,949	$14,703	$188,312,843	$(178,304,530)	$10,023,016
Net income				1,895,655	1,895,655
Stock-based compensation			302,719		302,719
Stock issued for vested restricted stock units net of shares withheld for taxes	83,054	83	(62,414)		(62,331)
Balance as of March 31, 2026	14,785,003	14,786	188,553,148	(176,408,875)	12,159,059
Net loss				(4,039,914)	(4,039,914)
Stock-based compensation			240,428		240,428
Stock issued for vested restricted stock units net of shares withheld for taxes	59,791	60	(40,464)		(40,404)
Balance as of June 30, 2026	14,844,794	14,846	188,753,112	(180,448,789)	8,319,169
Net loss				(4,956,436)	(4,956,436)
Stock-based compensation			257,731		257,731
Stock issued for vested restricted stock units net of shares withheld for taxes	19,745	19	(6,798)		(6,779)
Issuance of common stock, pre-funded warrants and common stock purchase warrants in registered direct offering and concurrent private placement, net of offering costs	1,631,121	1,631	2,692,716		2,694,347
Exercise of pre-funded warrants	1,337,693	1,338			1,338
Balance as of September 30, 2026	17,833,353	$17,834	$191,696,761	$(185,405,225)	$6,309,370

6

2025

	Common Stock		Additional Paid in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance as of December 31, 2024	14,050,483	$14,051	$186,669,733	$(173,209,012)	$13,474,772
Net loss				(1,259,821)	(1,259,821)
Stock-based compensation			304,284		304,284
Stock issued for vested restricted stock units net of shares withheld for taxes	151,892	152	(201,511)		(201,359)
At-the-market sale of common stock, net of issuance costs	159,431	159	1,128,679		1,128,838
Balance as of March 31, 2025	14,361,806	14,362	187,901,185	(174,468,833)	13,446,714
Net loss				$(1,501,263)	(1,501,263)
Stock-based compensation			291,789		291,789
Stock issued for vested restricted stock units net of shares withheld for taxes	112,035	112	(157,718)		(157,606)
Balance as of June 30, 2025	14,473,841	14,474	188,035,256	(175,970,096)	12,079,634
Net loss				(1,740,564)	(1,740,564)
Stock-based compensation			246,814		246,814
Stock issued for vested restricted stock awards	122,248	122	(122)		-
Shares withheld for taxes on vested restricted stock			(187,691)		(187,691)
At-the-market sale of common stock net of issuance costs	6,209	7	20,443		20,450
Balance as of September 30, 2025	14,602,298	14,603	188,114,700	(177,710,660)	10,418,643

See accompanying notes to the condensed consolidated financial statements.

INUVO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2026	2025
Operating activities:
Net loss	$(7,100,695)	$(4,501,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,544,889	1,685,756
Change in right of use assets - financing	-	17,287
Change in right of use assets - operating lease	203,721	184,801
Stock based compensation	800,878	842,887
Loss on extinguishment of debt – Financing Agreement	250,386	-
Change in fair value of notes payable	(278,015)	-
Interest accrued Streeterville Notes	178,015	-
Debt issuance costs	300,000	-
Change in fair value of convertible notes	601,666	-
Disposal of property and equipment	15,694	-
Adjustment to expected losses on accounts receivable	(57,094)	4,455
Deferred income tax expense	10,706	8,028
Impairment of intangible and long-lived assets	2,448,750	-
Change in operating assets and liabilities:
Accounts receivable	1,781,261	2,611,148
Prepaid expenses and other current assets and other assets	1,816	(66,391)
Accrued expenses and other liabilities	(412,300)	(1,636,113)
Accounts payable	(3,014,815)	(765,360)
Lease liability - operating lease	(217,978)	(192,158)
Net cash used in operating activities	(2,943,115)	(1,807,308)
Investing activities:
Purchases of equipment and capitalized development costs	(818,840)	(1,240,992)
Net cash used in investing activities	(818,840)	(1,240,992)
Financing activities:
Payments net of proceeds on Financing Agreement	(3,288,100)	3,383,293
Proceeds from issuance of convertible note	3,000,000	-
Principal payments of convertible note	(3,333,333)	-
Proceeds from issuance of notes payable, net	9,670,000	-
Payment of debt extinguishment costs-convertible notes	(268,333)	-
Payment of debt extinguishment costs-Financing Agreement	(186,667)	-
Proceeds from at-the-market sales	-	1,149,288
Capital raise, net of issuance costs	2,694,347	-
Proceeds from exercise of pre-funded warrants	1,338	-
Net taxes paid on restricted stock unit grants exercised	(109,514)	(546,657)
Principal payments on finance lease obligations	-	(17,288)
Net cash provided by financing activities	8,179,738	3,968,636
Net change in cash, cash equivalents and restricted cash	4,417,783	920,336
Cash and cash equivalents and restricted cash, beginning of year	2,839,921	2,459,245
Cash and cash equivalents and restricted cash, end of period	$7,257,704	$3,379,581
Supplemental information:
Interest paid	$540,259	$372,349
Placement agent warrants issued as offering costs (non-cash)	$92,525

See accompanying notes to the condensed consolidated financial statements.

Inuvo, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1 – Organization and Business

Company Overview

Inuvo, Inc. (the "Company") provides artificial intelligence-driven solutions for modeling media audiences. We provide AI-driven data and advertising technology solutions and have successfully commercialized a proprietary AI model, built on our issued patents, that identifies and actions the reasons why consumers are interested in products, services, or brands - rather than who they are - offering a high-performance, privacy-by-design solution for the modern advertising landscape.

Intelligence for the Agentic Era. As the industry moves toward "agentic” systems - where autonomous AI agents increasingly handle the planning and execution of media tasks - we believe Inuvo is positioned to serve as a media audience decisioning layer. Unlike legacy systems that rely on static historical data or consumer IDs (cookies), Inuvo’s technology provides real-time, intent-based reasoning designed to support autonomous media planning and activation. Inuvo’s technology is intended to enable brands to move from traditional audience targeting to dynamic model planning and activation.

Inuvo’s core competitive advantage lies in intent discovery. While the programmatic industry has traditionally relied on reaching known users based on past behavior, Inuvo’s AI discovers new, high-value audiences as their motivations form.

This intelligence is delivered through a suite of advanced visualization and compliance tools:

•	The Company’s flagship proprietary AI, IntentKey®, analyzes live content consumption across the open web, mapping human motivation to a concept graph of over 25 million ideas. This allows Inuvo to predict purchase intent, often identifying emerging audience shifts up to 24 hours before they become competitive in the open market. We believe this delivers targeting leverage that translates to improved supply/demand yields within bid streams. Speed of insight-to-execution is our competitive advantage. IntentKey delivers value from intent signals in-the-moment and is designed to improve ROAS (return on ad spend) by matching high yield ad inventories in the bid stream as consumer intent forms.

•	IntentPath: A visualization that allows marketers to see "intent-in-motion,” mapping the real-time journey from initial discovery to final purchasing decision.

•	Ranger: An AI-powered quality assurance feature within our Campsight system that ensures ad creatives remain consistent, accurate and compliant across digital networks. In October 2026, we sold certain proprietary software, including Ranger, and retained a perpetual license to use it (see Note 15 – Subsequent Events).

Inuvo delivers these capabilities through two primary business channels:

•	Audience Modeling (formerly Agencies and Brands): Managed and self-service offerings that utilize Inuvo’s intelligence layer for precision audience discovery and brand-safe activation across CTV, video, audio, native, and display channels.

•	Legacy Search (formerly Platforms): Inuvo provides strategic integrations for large consolidators of advertising demand. This business is optimized to prioritize advertising quality, scalability, and compliance, leveraging AI to align merchant messaging with online content.

Inuvo’s competitive moat and intellectual property are protected by 15 issued and three pending patent applications with the United States Patent and Trademark Office. Our IP portfolio includes patents, trade secrets and trademarks. We actively seek to protect our IP rights and to deter unauthorized use of our IP and other assets. While our IP rights are important to our success, our business is not significantly dependent on any single patent, trademark, or other IP right.

Liquidity

Our principal sources of liquidity are cash on hand, the release of restricted cash under our Note Purchase Agreement with Streeterville Capital, LLC ("Streeterville"), dated June 29, 2026 (the "Note Purchase Agreement"), and sales of our common stock. Under the Note Purchase Agreement, we issued a Secured Promissory Note A-1 in the original principal amount of $4.1 million (the "A-1 Note") and a Secured Promissory Note B in the original principal amount of $6.2 million (the "B Note"). See Note 6 – Debt.

In connection with entering into the Note Purchase Agreement, we used approximately $3.8 million of the A-1 Note proceeds to retire our outstanding convertible promissory note, including accrued interest, and we terminated our Financing and Security Agreement with SLR Digital Finance LLC ("SLR"), (the "Financing Agreement"). As of September 30, 2026, we had no convertible debt outstanding and no amounts outstanding under the Financing Agreement. See Note 6 – Debt.

The $6.2 million of B Note proceeds were deposited into an account at Lakeside Bank held by our wholly owned subsidiary, INUV Holdings, LLC, under a Deposit Account Control Agreement (the "DACA") with Streeterville and Lakeside Bank. Funds held under the DACA are not available for general corporate purposes and are released only in connection with a permitted Note Exchange. The July 1, 2026 Offering satisfied the Qualified Equity Offering condition and entitled us to a $1.2 million Note Exchange and a corresponding release from the DACA. We completed this Note Exchange on October 27, 2026, and $1.2 million was released to our operating account the subsequent day. As of September 30, 2026, $6.2 million remained subject to the DACA. Of that, $1.2 million is classified as current restricted cash and $5.0 million as non-current restricted cash.

On January 29, 2026, we received gross proceeds of approximately $6.2 million in connection with a class action settlement. These proceeds represented a one-time, non-recurring source of liquidity and are not expected to recur in future periods.

On May 7, 2024, we entered into an At The Market Offering Agreement (the "ATM Agreement") with H.C. Wainwright & Co. LLC ("Wainwright"), to sell shares of our common stock, par value $0.001 per share, having an aggregate sales price of up to $15 million, from time to time, through an "at the market offering" program under which Wainwright acts as sales agent. We will pay Wainwright a commission rate of up to 3.0% of the aggregate gross proceeds from each sale. For the nine-month period ended September 30, 2026, we have not sold any shares of common stock under the ATM Agreement. As of September 30, 2026, approximately $13.8 million remained available for issuance under the ATM Agreement, based on cumulative gross sales of shares under the program to date.

On June 30, 2026, we entered into a Securities Purchase Agreement with an accredited investor providing for the issuance, in a registered direct offering, of 1,631,121 shares of common stock and pre-funded warrants exercisable for up to 1,337,693 shares of common stock. In a concurrent private placement, we also agreed to issue Class A and Class B common stock purchase warrants exercisable for an aggregate of up to 5,937,628 shares of common stock. The Class A and Class B warrants have an exercise price of $1.28 per share, become exercisable six months after issuance, and expire five years and one year after issuance, respectively. We also issued placement agent warrants to purchase 148,441 shares of common stock at an exercise price of $1.25 per share. The placement agent warrants become exercisable six months after issuance and expire three years from the commencement of sales pursuant to the offerings. The offerings (the “Offerings”) closed on July 1, 2026 generating gross proceeds of approximately $3.0 million, before deducting placement agent fees and offering expenses of $0.3 million. In connection with the Offerings, we suspended the ATM Agreement and terminated the continuous offering by us under the associated prospectus supplement. We will not make any sales of Common Shares pursuant to the ATM Agreement, unless and until a new prospectus is filed and the expiration of a 180-day lockup period following completion of the Offerings.

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

As of September 30, 2026, we had approximately $1.0 million in unrestricted cash and cash equivalents and $6.2 million in restricted cash held pursuant to the DACA described above, for total cash, cash equivalents, and restricted cash of approximately $7.3 million. Our net working capital deficit was approximately $4.4 million. Our investing activities totaled $0.8 million for the nine-month period ended September 30, 2026, primarily consisting of internally developed software costs, largely comprised of fixed labor costs, along with other capitalized expenditures. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. Through September 30, 2026, our accumulated deficit was $185.4 million.

Our recurring operating losses, our working capital deficit of approximately $4.4 million as of September 30, 2026, decline in our Legacy Search revenue, and our contractual debt obligations, including Streeterville's right to redeem up to $750,000 per month under the A Notes (as defined below) beginning March 29, 2027, have resulted in substantial doubt about our ability to continue as a going concern for one year after the date these condensed consolidated financial statements are issued.

Management has implemented several measures to improve liquidity, reduce operating costs, and support the Company's long-term financial position. These measures include reducing headcount from 80 employees as of September 30, 2025, to 47 employees as of September 30, 2026, completing the sale of certain proprietary software and a related advertising account for $450,000 in October 2026, and completing a $1.2 million Note Exchange that resulted in the release of previously restricted cash for general corporate purposes.

In addition, management continues to evaluate opportunities to raise additional capital through equity or debt financing arrangements, implement further cost reductions, and expand revenue within its Audience Modeling business. While these initiatives are intended to strengthen the Company's liquidity position and support its ongoing operations, there can be no assurance that additional financing will be available on acceptable terms, that planned operating improvements will be achieved, or that these measures will generate sufficient liquidity to meet the Company's obligations as they become due.

Accordingly, management has concluded that substantial doubt about the Company's ability to continue as a going concern has not been alleviated. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The Company measures fair value using a three-level hierarchy, based on whether the inputs to the valuation are observable in the market:

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

The carrying amounts of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable and accrued liabilities approximate fair value because of their short maturities.

Fair Value Option

The Company elected the fair value option under ASC 825-10 for all of its notes payable: the 3i, LP convertible note, until its repayment on June 29, 2026, and the Streeterville A-1 Note and B Note (the “Notes”). The election is irrevocable. The Notes contain redemption rights, a monitoring fee and exchange features that would otherwise require evaluation as embedded derivatives under ASC 815-15. Measuring each note at fair value in its entirety avoids separating those features. The Notes are measured at fair value on a recurring basis using Level 3 inputs (see Note 6 – Debt). No other assets or liabilities were measured at fair value on a recurring basis as of September 30, 2026 or December 31, 2025. Debt issuance costs of $300,000 related to the Notes were expensed.

Contractual interest is recognized in financing expense, net. Other changes in fair value are recognized in “Change in fair value of notes payable” within other income (expense), net. The exception is the portion attributable to instrument-specific credit risk, which is recognized in other comprehensive income (loss) and reclassified to earnings when a note is derecognized. That portion is determined by remeasuring each Note with the prior period’s probability of default and recovery rate, all other inputs updated. Changes attributable to instrument-specific credit risk were not significant for the three and nine months ended September 30, 2026.

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

Our revenue is a function of the number of advertisements placed combined with the price we obtain (using our technologies) for the placements made on behalf of our clients. We assume the risk of finding placements at a cost below that for which it had been sold.

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

For the three-month period ended September 30, 2026, we generated $6,802,036 in revenue of which 56.6% was from Legacy Search and 43.4% from Audience Modeling. For the three-month period ended September 30, 2025, we generated $22,570,572 in revenue of which 82.8% was from Legacy Search and 17.2% from Audience Modeling. For the nine-month period ended September 30, 2026, we generated $22,264,645 in revenue of which 55.3% was from Legacy Search and 44.7% from Audience Modeling. For the nine-month period ended September 30, 2025, we generated $71,949,937 in revenue of which 86.2% was from Legacy Search and 13.8% from Audience Modeling.

Accounts receivable, net of allowance for credit losses, was $12,545,771 as of January 1, 2025, representing the opening balance for the comparative 2025 periods.

Customer concentration

For the three- and nine-month periods ended September 30, 2026, revenue and gross accounts receivable concentration by customer were as follows:

	% of Revenue		% of Gross AR
Customer	For the Three Months Ended September 30, 2026	For the Nine Months Ended September 30, 2026	At September 30, 2026
Customer A	15.4%	14.1%	25.0%
Customer B	12.6%	17.3%	2.7%
Customer C	17.2%	17.1%	18.6%
Customer D	37.7%	33.3%	41.1%

For the three- and nine-month periods ended September 30, 2025, revenue and gross accounts receivable concentration by customer were as follows:

	% of Revenue		% of Gross AR
Customer	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2025	At September 30, 2025
Customer B	62.8%	66.9%	40.9%
Customer D	19.6%	18.8%	28.9%

Recently Adopted Accounting Standards

In November 2024, the FASB issued ASU No. 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The Company adopted the ASU on January 1, 2026. Adoption did not have a material effect on the condensed consolidated financial statements.

In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The ASU provides a practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of current accounts receivable and current contract assets. The Company adopted the ASU on January 1, 2026 and elected the practical expedient. Adoption did not have a material effect on the condensed consolidated financial statements.

Recently Issued Accounting Standards

In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which amends the accounting guidance for internal-use software development costs. The amendments eliminate the prescriptive software development stages and clarify that capitalization begins when management authorizes and commits to funding a software project and it is probable that the project will be completed and used for its intended purpose. The amendments also clarify disclosure requirements for capitalized internal-use software costs. The guidance is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract, which refines the scope of derivative accounting for certain contracts with underlying variables based on the operations or activities of a party to the contract and clarifies the accounting for share-based noncash consideration received from customers. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, as subsequently clarified by ASU No. 2025-01, issued in January 2025. The amendments require public business entities to disclose additional information regarding certain expense categories included in income statement captions, including employee compensation, depreciation, and intangible asset amortization. The amendments also require disclosure of total selling expenses and additional qualitative information regarding expenses not separately disaggregated. The guidance is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statement disclosures.

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the scope and applicability of interim financial reporting requirements and improves the organization and presentation of interim disclosure guidance. The amendments clarify the requirements for disclosing material events and changes occurring since the most recent annual reporting period. The guidance is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statement disclosures.

In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements, which makes technical corrections, clarifications, and other incremental improvements to various topics within the FASB Accounting Standards Codification. The amendments are effective for annual reporting periods beginning after December 15, 2026, including interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

Note 3 – Property and Equipment

The net carrying value of property and equipment was as follows as of:

	September 30, 2026	December 31, 2025
Furniture and fixtures	$269,123	$269,123
Equipment	776,819	1,062,765
Capitalized internal use and purchased software	20,110,825	19,411,743
Leasehold improvements	467,243	467,243
Subtotal	21,624,010	21,210,874
Less: accumulated depreciation and amortization	(20,444,067)	(19,581,313)
Total	$1,179,943	$1,629,561

During the three months ended September 30, 2026 and September 30, 2025, depreciation and amortization expense was $370,144 and $437,782, respectively. During the nine months ended September 30, 2026 and September 30, 2025, depreciation and amortization expense was $1,192,764 and $1,333,631, respectively. During the three and nine months ended September 30, 2026, we impaired or disposed of equipment and software with an original cost of approximately $65,000 and $408,000, respectively, that was no longer in use. The Company recognized a loss on disposal of approximately $100 and $15,700 during the three- and nine-month periods ended September 30, 2026, respectively.  In connection with the impairment evaluation described in Note 4 – Other Intangible Assets and Goodwill, the Company evaluated its capitalized internal-use software for recoverability under ASC 360-10. During the three months ended September 30, 2026, the Company recorded an impairment charge of $60,000 to write down capitalized internal-use software supporting the Legacy Search business, which management no longer expects to generate cash flows sufficient to recover its carrying amount.

 Note 4 – Other Intangible Assets and Goodwill

The following is a schedule of intangible assets and goodwill as of September 30, 2026:

	Term	Carrying Value	Accumulated Amortization and impairment	Net Carrying Value	Year-to-date-Amortization	Year-to-date Impairment

Customer list, Google	20 years	$8,820,000	$(8,820,000)	$—	$330,750	$2,388,750
Customer relationships	20 years	570,000	(275,500)	294,500	21,375	—
Trade names, web properties (1)	-	390,000	—	390,000	—	—
Intangible assets classified as long-term		$9,780,000	$(9,095,500)	$684,500	$352,125	$2,388,750

Goodwill, total	-	$9,853,342	$—	$9,853,342	$—	$—

(1)	The trade names related to our web properties have an indefinite life, and as such are not amortized.

Interim Impairment Evaluation.

In August 2026, substantially all revenue associated with Google AdSense Desktop, which underlies the Company's Google customer list intangible asset, ceased. Management updated its projections for this event and performed interim impairment tests as of September 30, 2026.

Long-lived assets. The carrying amount of the asset group supporting the Legacy Search business exceeded its undiscounted cash flows. The Company measured the impairment as the excess of carrying amount over fair value, estimated using a discounted cash flow approach (Level 3). It recorded impairment charges of $2,388,750 on the customer list, which has no remaining carrying value, and $60,000 on capitalized internal-use software.

Goodwill and Indefinite-lived intangible assets. The Company also performed interim impairment tests of its indefinite-lived trade names and its single reporting unit as of September 30, 2026. The fair values exceeded the carrying amounts, and no impairment was recognized.

The impairment charges of $2,448,750 are included in impairment of intangible and long-lived assets for the three and nine months ended September 30, 2026. If Legacy Search revenue declines further than projected, Audience Modeling revenue does not grow as projected, or discount rates increase, the Company may recognize additional impairment charges in future periods.

Amortization expense over the next five years and thereafter is as follows:

2026 (remainder of year)	$7,125
2027	28,500
2028	28,500
2029	28,500
2030	28,500
Thereafter	173,375
Total	$294,500

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

Completion of a Qualified Equity Offering on or before July 31, 2026 entitled the Company to exchange $1.2 million of the B Note into an A Note, with a corresponding release of $1.2 million from the DACA. The July 1, 2026 registered direct offering, which generated gross proceeds of approximately $3.0 million, satisfied this condition. Because the release is within the Company's control and expected within twelve months, $1.2 million of restricted cash is classified as current as of September 30, 2026. The exchange was completed on October 27, 2026.

The remaining $5.0 million of restricted cash has been classified as non-current because its release is contingent upon future note exchanges under the Note Purchase Agreement, which are triggered by a $2.0 million reduction of the A-1 Note or any additional A Notes issued upon exchange from the B Note (the A-1 Note and any additional A Notes that are issued upon exchange from the B Note, collectively, the “A Notes”) through either Streeterville's monthly redemption right or a Company-elected prepayment. As of September 30, 2026, substantially all of the Company's restricted cash was held by the Company's wholly-owned subsidiary, INUV Holdings, LLC, and was restricted from being distributed, loaned, or advanced to the Company pursuant to the DACA.

The following table provides a reconciliation of cash and cash equivalents and restricted cash:

September 30, 2026
Cash and cash equivalents	$1,019,391
Restricted cash, current portion	1,200,000
Restricted cash, net of current portion	5,038,313
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$7,257,704

Note 6 – Debt

Credit Facility

We maintained a Financing and Security Agreement with SLR Digital Finance LLC ("SLR"), effective July 30, 2024, providing for borrowings of up to 90% of eligible accounts receivable, up to a $10 million maximum commitment. The outstanding balance was $3,288,101 as of December 31, 2025. On June 29, 2026, in connection with entering into the Note Purchase Agreement described below, we repaid any then-outstanding balance and terminated the Financing Agreement. In connection with this termination, during the nine months ended September 30, 2026, we recognized a loss on extinguishment of $250,386 in other expense. No loss was recognized in the three months ended September 30, 2026. As of September 30, 2026, we have no obligations and no further borrowing availability under this facility.

Convertible Note

On January 14, 2026, we issued a subordinated convertible note with an aggregate principal amount of approximately $3.3 million (10% original issue discount, $3.0 million gross proceeds), accounted for under the fair value option (ASC 825-10). The note called for four equal quarterly principal installments of $833,333, plus accrued interest, the first of which was paid on March 31, 2026. On June 29, 2026, in connection with entering into the Note Purchase Agreement described below, we repaid the note in full for total cash consideration of $2,835,000, consisting of $2,500,000 of remaining principal, $66,667 of accrued interest, and $268,333, representing a make-whole payment and an early termination fee. Changes in fair value of the convertible note were a loss of $601,666 for the nine months ended September 30, 2026 and are included in other income (expense) within the condensed consolidated statements of operation.  Because the note was repaid June 29, 2026, no change in fair value was recognized in the three months ended September 30, 2026.

September 30, 2026
Balance at January 1, 2026	$—
Issuance of convertible note at fair value	$3,000,000
Principal repayment	$(3,333,333)
Settlement of make-whole payment and early termination fee	$(268,333)
Change in fair value	$601,666
Balance at September 30, 2026	$—

Streeterville Notes

On June 29, 2026, we entered into a Note Purchase Agreement with Streeterville, pursuant to which we issued the A-1 Note and the B Note (together with the A-1 Note and any additional A Notes, the "Notes"), for aggregate gross proceeds of $10 million. The A-1 Note bears interest at 9% per annum and carries a $342,000 original issue discount; the B Note bears interest at 5% per annum and carries no original issue discount. Both Notes mature 24 months from issuance. We elected the fair value option for the Notes at issuance; see Note 2 – Summary of Significant Accounting Policies. As of September 30, 2026, the fair values of the A-1 Note and the B Note were $3,711,000 and $6,159,000, respectively.

We used a portion of the A-1 Note proceeds to repay and terminate the Financing Agreement and to repay and extinguish the convertible note, each as described above. The $6.2 million of B Note proceeds were deposited into a deposit account held by our wholly-owned subsidiary, INUV Holdings, LLC, subject to a DACA in favor of Streeterville; see Note 5 – Restricted Cash.

The Notes are secured by substantially all of our assets, including our intellectual property, and are guaranteed by our subsidiaries. If the A-1 Note is outstanding on December 29, 2026, a monitoring fee of approximately $765,000 (the outstanding balance divided by 0.85, less that balance) is added to its balance. Beginning March 29, 2027, Streeterville may redeem up to $750,000 of the A Notes per month at its sole discretion (the “Monthly Redemption” right). Beginning December 29, 2026, it may also redeem amounts under either Note on any trading day our common stock trades at least 10% above a defined minimum price, up to 8% of cumulative trading volume (the “Limited Redemption” right). Both redemptions are payable in cash and include yield maintenance equal to interest at the stated rate on the redeemed amount through maturity. The B Note is not subject to the Monthly Redemption right.

The Notes provide for major and minor trigger events, as defined in the Notes, which include, among others, the delisting of our common stock from NYSE American. Upon a trigger event, Streeterville may, with prior written notice, increase the outstanding balance of the applicable Note by 10% for each major trigger event and 5% for each minor trigger event. A trigger event that is not cured following a written cure demand becomes an Event of Default, upon which Streeterville may accelerate the Notes and charge default interest at the lesser of 15% per annum or the maximum rate permitted by law. No trigger event had occurred as of September 30, 2026. In October 2026, we exchanged $1,200,000 of the B Note into an A Note; see Note 15 – Subsequent Events.

Monthly Redemptions demandable within twelve months of September 30, 2026 cover substantially all of the A-1 Note, so its $3,711,000 fair value is classified as current. The B Note’s $6,159,000 fair value is classified as non-current based on its June 29, 2028 maturity. Its Limited Redemption right depends on a Limited Redemption Event, none of which had occurred as of September 30, 2026. At that date, the contractual balances of the Notes, including accrued interest, totaled $10,520,015.

Maximum contractual payments, including accrued interest, the monitoring fee and yield maintenance, assuming Monthly Redemptions in full and no Limited Redemptions or further exchanges:

	A-1 Note	B Note	Total
2026 (remainder of year)	$—	$—	$—
2027	up to $5,848,440	$—	up to $5,848,440
2028 (contractual maturity)	remaining balance	$6,861,535	remaining balance
Total	$5,848,440	$6,861,535	$12,709,975

At that pace, the A-1 Note would be fully redeemed in October 2027. The October 2026 exchange extends full redemption of the A Notes to approximately December 2027.

Fair Value Measurements

Our notes payable are measured at fair value on a recurring basis using significant unobservable inputs (Level 3).

	September 30, 2026
	Level 1	Level 2	Level 3	Total Fair Value
Liabilities:
Notes payable, current portion, at fair value	$—	$—	$3,711,000	$3,711,000
Notes payable, net of current portion, at fair value	$—	$—	$6,159,000	$6,159,000
Total Liabilities	$—	$—	$9,870,000	$9,870,000

We had no liabilities measured at fair value on a recurring basis at December 31, 2025. There were no transfers between levels of the fair value hierarchy during the three and nine months ended September 30, 2026.

We determined the fair value of the Streeterville Notes using a Monte Carlo simulation model. The model projects the Notes’ cash flows across scenarios for our stock price, Monthly and Limited Redemptions, the monitoring fee and default. It then discounts principal, accrued interest and yield maintenance at credit-adjusted rates reflecting our credit profile and market conditions at the measurement date. We determined the fair value of the convertible note using a Monte Carlo simulation model incorporating a probability-weighted scenario analysis. The significant unobservable inputs for the Streeterville Notes at September 30, 2026 were:

Significant Unobservable Input	September 30, 2026
Discount rate – A-1 Note	36.5%
Discount rate – B Note	6.4%
Volatility	80.0%
Probability of default	7.5%
Recovery rate	65.0%

Changes in Level 3 liabilities for the nine months ended September 30, 2026 were as follows:

	Convertible note	Streeterville Notes	Total
Balance, December 31, 2025	$—	$—	$—
Issuances	3,000,000	9,970,000	12,970,000
Interest Accrued	—	178,015	178,015
Change in fair value included in earnings	601,666	(278,015)	323,651
Repayments	(3,601,666)	—	(3,601,666)
Balance, September 30, 2026	$—	$9,870,000	$9,870,000

At September 30, 2026, the aggregate fair value of the Streeterville Notes was $650,015 less than their aggregate contractual balance, including accrued interest, of $10,520,015.

Note 7 – Accrued Expenses and Other Current Liabilities

The accrued expenses and other current liabilities consist of the following as of:

	September 30, 2026	December 31, 2025
Accrued marketing costs	$1,480,341	$2,612,968
Accrued compensation	865,978	202,057
Accrued professional fees and other	851,322	792,723
Accrued taxes, current portion	10,033	12,226

Total	$3,207,674	$3,619,974

Note 8 – Stock-Based Compensation

We maintain a stock-based compensation program intended to attract, retain and provide incentives for talented employees and directors and align stockholder and employee interests. On March 21, 2025, the Board of Directors adopted the 2025 Omnibus Equity Compensation Plan (the "2025 Plan"), which was approved by stockholders at the annual meeting held on May 22, 2025. The 2025 Plan replaced the 2017 Equity Compensation Plan ("2017 ECP") for new awards. Outstanding awards granted under the 2017 ECP remain subject to their original terms. During the nine months ended September 30, 2026 we granted restricted stock units ("RSUs") under the 2025 Plan. During the nine months ended September 30, 2025, we granted RSUs under the 2017 ECP and 2025 Plan. RSU vesting periods are generally up to three years and/or based upon achieving certain financial targets.

At September 30, 2026, shares subject to outstanding awards under the 2017 ECP and 2025 Plan were 416,970 and 492,142 shares, respectively. No further awards may be granted under the 2017 ECP. The 2025 Plan authorizes 1,098,320 shares, consisting of 1,000,000 shares plus 98,320 shares that were authorized but unissued under the 2017 ECP on the 2025 Plan’s effective date. Shares subject to 2025 Plan awards that are forfeited or withheld for taxes become available for future grant, but the total number of shares issuable under the 2025 Plan cannot exceed 1,098,320. At September 30, 2026, 592,124 shares were available for future grant under the 2025 Plan.

Compensation Expense

For the three months ended September 30, 2026 and September 30, 2025, we recorded stock-based compensation expense for all equity incentive plans of $257,731 and $246,814 respectively. For the nine months ended September 30, 2026 and September 30, 2025, we recorded stock-based compensation expense for all equity incentive plans of $800,878 and $842,887, respectively. Total compensation cost not yet recognized at September 30, 2026 was $987,448, which will be recognized over a weighted-average recognition period of approximately 0.9 years. There were no stock options granted during the three and nine months ended September 30, 2026.

The following table summarizes outstanding stock-based awards as of September 30, 2026:

	Options Outstanding	RSUs Outstanding	Options and RSUs Exercised/Vested	Available Shares	Total Awards (Outstanding + Available)
Total	—	909,112	—	592,124	1,501,236

The fair value of restricted stock units is determined using market value of the common stock on the date of the grant.

The following table summarizes the stock grants outstanding under 2017 ECP and 2025 Plan as of  September 30, 2026:

	RSUs
	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, December 31, 2025	779,979	$3.32
Granted	356,808	$0.82
Vested	(213,338)	$3.73
Cancelled	(14,337)	$3.07
Outstanding, September 30, 2026	909,112	$2.24

Note 9 – Stockholders' Equity

Sales of Common Stock Under At-the-Market Offering

On May 7, 2024, we entered into an At-the-Market Offering Agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC, pursuant to which we may offer and sell shares of our common stock, par value $0.001 per share, having an aggregate offering price of up to $15.0 million. We did not sell any shares under the ATM Agreement during the nine months ended September 30, 2026. During the nine months ended September 30, 2025, we utilized the ATM Agreement and sold 165,640 shares of common stock for gross proceeds of $1.1 million. As of September 30, 2026, approximately $13.8 million remained available for issuance under the ATM Agreement, based on cumulative gross sales of shares under the program to date. We have suspended the ATM Agreement and terminated the continuous offering by us under the associated prospectus supplement. We will not make any sales of Common Shares pursuant to the ATM Agreement, unless and until a new prospectus is filed and the expiration of a 180-day lockup period following completion of the Offerings.

Warrants

On September 17, 2021, we signed an agreement with a marketing platform and consulting company to provide referral and support services to us for a period of five years. As part of that agreement, we granted a seven year warrant exercisable into 30,000 shares of our common stock, at $7.20 per share, which vests in two tranches when certain performance metrics are achieved. The warrant was valued using the Black Scholes option pricing model at a total of $149,551 based on a seven-year term, an implied volatility of 100%, a risk-free equivalent yield of 1.17%, and a stock price of $7.10. The warrant is classified as equity and will be expensed over the vesting period of each tranche if the performance criteria are achieved. At the period ended September 30, 2026, approximately 19,300 shares have been forfeited and approximately 10,700 shares underlying the warrant have vested.

On June 30, 2026, we entered into a Securities Purchase Agreement with an accredited investor providing for the issuance, in a registered direct offering, of 1,631,121 shares of common stock and pre-funded warrants exercisable for up to 1,337,693 shares of common stock. In a concurrent private placement, we also agreed to issue Class A and Class B common stock purchase warrants exercisable for an aggregate of up to 5,937,628 shares of common stock. The Class A and Class B warrants have an exercise price of $1.28 per share, become exercisable six months after issuance, and expire five years and one year after issuance, respectively. We also issued placement agent warrants to purchase 148,441 shares of common stock at an exercise price of $1.25 per share. The placement agent warrants become exercisable six months after issuance and expire three years from the commencement of sales pursuant to the offerings. The offerings (the “Offerings”) closed on July 1, 2026, generating gross proceeds of approximately $3.0 million, before deducting placement agent fees and offering expenses of $0.3 million. The pre-funded warrants were exercised in full during the three months ended September 30, 2026.

The Company evaluated the pre-funded, Class A and Class B warrants under ASC 480 and ASC 815-40 and concluded that each qualifies for equity classification. The placement agent warrants are a fully vested nonemployee award under ASC 718 and are also classified in equity. Gross proceeds of the Offerings were allocated among the common stock, pre-funded warrants and Class A and Class B warrants based on relative fair value, and issuance costs were allocated on the same basis. The warrants were valued using the Black-Scholes option pricing model with the following assumptions: a stock price of $1.14, the closing price of our common stock on July 1, 2026, expected volatility of 80% to 85%, risk-free rates of 4.0% to 5.0%, expected terms equal to the contractual terms, and no dividends. The fair value of the placement agent warrants, $92,525, measured as of July 1, 2026, was recorded as an offering cost within additional paid-in capital.

Warrant activity for the nine months ended September 30, 2026 was as follows:

	Number of warrants	Weighted-average exercise price
Outstanding, December 31, 2025	10,700	$7.20
Issued	7,423,762	$1.05
Exercised	(1,337,693)	$0.001
Outstanding, September 30, 2026	6,096,769	$1.29
Exercisable, September 30, 2026	10,700	$7.20

Earnings per Share

The following table sets forth the computation of basic and diluted earnings (loss) per share (in dollars, except share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net (loss)	$(4,956,436)	$(1,740,564)	$(7,100,695)	$(4,501,648)
Weighted average shares, basic	17,825,645	14,558,109	15,803,296	14,427,877
Dilutive effect of restricted stock units	—	—	—	—
Weighted average shares, diluted	17,825,645	14,558,109	15,803,296	14,427,877
Basic earnings (loss) per share	$(0.28)	$(0.12)	$(0.45)	$(0.31)
Diluted earnings (loss) per share	$(0.28)	$(0.12)	$(0.45)	$(0.31)

For the three and nine months ended September 30, 2026 and 2025, we generated a net loss and as a result, all potentially dilutive securities were excluded from diluted net loss per share because their effect would have been antidilutive.

Pre-funded warrants to purchase 1,337,693 shares of common stock, issued on July 1, 2026 for an exercise price of $0.001 per share, are included in basic and diluted weighted average shares outstanding from their issuance date. These warrants were exercised in full during the three months ended September 30, 2026.

As of September 30, 2026, the following potentially dilutive securities were excluded from the computation of diluted net loss per share because their effect would have been antidilutive: 909,112 restricted stock units, Class A warrants to purchase 2,968,814 shares, Class B warrants to purchase 2,968,814 shares, placement agent warrants to purchase 148,441 shares, and 10,700 vested consultant warrants, for a total of 7,005,881 shares.

Warrant	Shares	Exercise price	Exercisable from	Expiration
Class A	2,968,814	$1.28	1/1/2027	7/1/2031
Class B	2,968,814	$1.28	1/1/2027	7/1/2027
Placement agent	148,441	$1.25	1/1/2027	7/2/2029
Consultant (2021), vested	10,700	$7.20	Vested	9/17/2028
Total outstanding	6,096,769

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

Significant Segment Expenses

The Company reports total revenue and significant expenses provided to the CODM, which include cost of revenue, marketing, and compensation expenses. These expenses are regularly reviewed to assess operating performance. The following table presents these expenses:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$6,802,036	$22,570,572	$22,264,645	$71,949,937
Cost of Revenue	3,812,452	6,002,423	12,283,084	17,199,909
Marketing	1,410,615	13,375,136	4,896,380	45,026,458
Professional Fees	720,452	451,836	2,367,148	1,532,180
IT Costs	377,419	311,601	1,102,058	948,557
Reversal of provision (recovery) for bad debts	4,125	21,771	(57,094)	4,455
Depreciation and Amortization	487,519	555,156	1,544,889	1,685,756
Other	295,770	377,227	803,072	1,090,217
Impairment of intangible and long-lived assets	2,448,750	—	2,448,750	—
Compensation	2,049,736	3,145,125	8,604,340	9,945,452
Segment Operating Profit (Loss)	$(4,804,802)	$(1,669,703)	$(11,727,982)	$(5,483,047)

Other segment expenses include facilities costs, travel and entertainment expenses and various other corporate expenses.

Geographic Information

The Company's operations are based in the United States, and substantially all revenue is derived from U.S. clients.

Note 11 – Leases

As of September 30, 2026 and December 31, 2025, operating lease right-of-use assets were $459,914 and $663,635, respectively, and financed lease right-of-use assets were $0 as of both dates.

For the nine months ended September 30, 2026 and 2025, we recorded $0 and $17,287, respectively, in amortization expense related to finance leases.

Rent expense related to operating leases was $83,461 and $83,456 for the three months ended September 30, 2026 and 2025, respectively, and $250,382  and $250,371 for the nine months ended September 30, 2026 and 2025, respectively.

Cash paid for operating leases presented below includes payments for operating lease obligations as well as certain other lease-related charges, including common area maintenance charges, that are not included in rent expense.

Information related to our operating leases for the periods ended 2026 are as follows:

	For the Three Months Ended September 30,	For the Nine Months Ended September 30,
Cash paid for operating leases	$96,001	$276,311
Weighted-average remaining lease term		2.1 years
Weighted-average discount rate		10.5%

Minimum future lease payments ended September 30, 2026
2026 (remainder of year)	88,331
2027	237,867
2028	233,727
2029	19,525
579,450
Less imputed interest	(59,423)
Total lease liabilities	$520,027
Current portion	$229,426
Long-term portion	$290,601

Note 12 – Allowance for Credit Losses

The activity in the allowance for credit losses was as follows during the nine-month period ended September 30, 2026 and the year ended December 31, 2025:

	2026	2025
Balance at the beginning of the year	$98,954	$144,625
Provision/(reversal of provision) for bad debts	(57,094)	(55,668)
Recoveries	—	9,997
Ending Balance	$41,860	$98,954

The allowance for credit losses at September 30, 2026 was $41,860, a decrease of $57,094 from December 31, 2025, primarily driven by improved collections experience and a reduction in aged receivables during the period.

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

In each of the above matters, the Company is currently unable to predict the outcome or estimate a range of reasonably possible loss, if any. No liability has been accrued as of September 30, 2026.

As previously disclosed, on January 29, 2026, the Company received approximately $6.2 million in proceeds pursuant to a class action settlement in which the Company was a claimant. The proceeds were recognized as a gain within Other income, net in the accompanying condensed consolidated statements of operations during the nine months ended September 30, 2026.

Note 14 – Related Party Transactions

There was no related party activity for the three and nine months ended September 30, 2026.

During the nine months ended September 30, 2025, Gabriel Court Consortium, LLC, a company in which one of our directors holds a significant interest, provided services to the Company. Expense from the transaction amounted to approximately $40,000.

During the nine months ended September 30, 2025, the Company provided services to First Orion Corp., a company in which one of our former directors holds a significant interest. Revenue from the transaction amounted to approximately $147,000.

During the nine months ended September 30, 2025, the Company provided services to James & James, a company in which one of our former directors holds a significant interest. Revenue from the transaction amounted to approximately $715,000.

Note 15 – Subsequent Events

Asset Purchase Agreement

On July 24, 2026, the Company entered into an Asset Purchase Agreement with an unaffiliated third party for the sale of certain proprietary software, including Ranger, and a related advertising account for total consideration of $450,000. On October 15, 2026, the transaction closed following the satisfaction of all closing conditions, including the completion and acceptance of required testing. The Company received the full purchase price in October 2026 and retained a perpetual license to use the software. The Company is evaluating the accounting for the sale and has not yet determined the resulting gain.

Note Exchange

On October 27, 2026, the Company completed the $1.2 million Note Exchange under the Note Purchase Agreement, exchanging $1.2 million of the B Note into a Secured Promissory Note A-2 (the “A-2 Note”) in the principal amount of $1,308,000, bearing interest at 9% per annum. The corresponding $1.2 million was released on the subsequent day from the DACA to the Company’s operating account. If any amount of the A-2 Note remains outstanding on December 29, 2026, a monitoring fee of approximately 17.6% of the outstanding balance will be added to the A-2 Note. See Note 5 – Restricted Cash and Note 6 – Debt.

Leases

On November 5, 2026, we entered into a lease for approximately 3,755 square feet of office space in Conway, Arkansas, to replace our Little Rock headquarters. The lease has a one-year term beginning January 1, 2027, with an option to extend for one additional year, and requires monthly payments of approximately $4,700, including common area maintenance charges. The lease had not commenced as of the date of this report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

Inuvo provides artificial intelligence-driven solutions for modeling media audiences. As a provider of AI-driven data and advertising technology solutions, we have successfully commercialized a proprietary AI model, built on our issued patents, that identifies and actions the reasons why consumers are interested in products, services, or brands - rather than who they are - offering a high-performance, privacy-by-design solution for the modern advertising landscape.

Intelligence for the Agentic Era. As the industry moves toward "agentic” systems - where autonomous AI agents increasingly handle the planning and execution of media tasks - we believe Inuvo is positioned to serve as a media audience decisioning layer. Unlike legacy systems that rely on static historical data or consumer IDs (cookies), Inuvo’s technology provides real-time, intent-based reasoning designed to support autonomous media planning and activation. Inuvo’s technology is intended to enable brands to move from traditional audience targeting to dynamic model planning & activation.

Inuvo’s core competitive advantage lies in intent discovery. While the programmatic industry has traditionally relied on reaching known users based on past behavior, Inuvo’s AI discovers new, high-value audiences as their motivations form.

This intelligence is delivered through a suite of advanced visualization and compliance tools:

•	The Company’s flagship proprietary AI, IntentKey®, analyzes live content consumption across the open web, mapping human motivation to a concept graph of over 25 million ideas. This allows Inuvo to predict purchase intent, often identifying emerging audience shifts up to 24 hours before they become competitive in the open market. We believe this delivers targeting leverage that translates to improved supply/demand yields within bid streams. Speed of insight-to-execution is our competitive advantage. IntentKey delivers value from intent signals in-the-moment and is designed to improve ROAS (return on ad spend) by matching high yield ad inventories in the bid stream as consumer intent forms.

•	IntentPath: A visualization that allows marketers to see "intent-in-motion,” mapping the real-time journey from initial discovery to final purchasing decision.

•	Ranger: An AI-powered quality assurance feature within our Campsight system that ensures ad creatives remain consistent, accurate and compliant across digital networks. In October 2026, we sold certain proprietary software, including Ranger, and retained a perpetual license to use it (see Note 15 — Subsequent Events).

Inuvo delivers these capabilities through two primary business channels:

•	Audience Modeling (formerly Agencies and Brands): Managed and self-service offerings that utilize Inuvo’s intelligence layer for precision audience discovery and brand-safe activation across CTV, Video, Audio, Native, and Display channels.

•	Legacy Search (formerly Platforms): Inuvo provides strategic integrations for large consolidators of advertising demand. This business is optimized to prioritize advertising quality, scalability, and compliance, leveraging AI to align merchant messaging with online content.

Inuvo’s competitive moat and intellectual property are protected by 15 issued and three pending patent applications with the United States Patent and Trademark Office. Our IP portfolio includes patents, trade secrets and trademarks. We actively seek to protect our IP rights and to deter unauthorized use of our IP and other assets. While our IP rights are important to our success, our business is not significantly dependent on any single patent, trademark, or other IP right.

Significant Business Trends

Our business results have been, or are expected to be, impacted by several trends and strategic activities, which are described below. We expect that the trends described below may continue to impact our results of operations, cash flows, and financial position.

Forces Impacting the Industry

The digital advertising industry in which we operate is experiencing structural change driven by privacy-related regulation, browser and platform policy changes, and changing consumer and advertiser behaviors, particularly as it relates to consumer use of artificial intelligence in information-gathering.  These factors have, among other things, led to a wider distribution of consumer intent signals across media platforms and has reduced availability and utility of third-party cookies and other persistent identifiers that are used by legacy advertising technology platforms to ensure advertising alignment and yield a return on investment for advertisers. As a result, there has been an adverse impact on the entire search ecosystem.

Likewise, as consumers, publishers, and media platforms demand greater privacy regulation, some media platforms have moved to block or otherwise restrain advertising technologies that do not comply with internal privacy rules. Still others have sought to leverage their own proprietary data to create their own advertising ecosystems, which is further fragmenting advertising inventory and the digital advertising industry generally. These developments, and others like them, indicate that the technological infrastructure previously used by the adtech industry is rapidly becoming obsolete, and other technologies will be needed for advertisers to achieve their goals.

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

Inuvo Response

In response to the systemic industry changes above, Inuvo has taken the following actions:

Bonfire platform reset.  In response to more stringent compliance requirements, including changes in the Google ecosystem which have suppressed revenue per click (RPC), and as a result of the detection of lower quality traffic on our systems, we developed and deployed an AI compliance system (“Ranger”) to not only enforce our partners’ stricter standards, but to reveal quality differences that had previously been difficult to detect at scale. While this allowed us to take action against bad actors, it also necessitated that we intentionally constrain Bonfire-related revenue in order to have clearer visibility and insight into traffic quality (“Bonfire Reset”). As a result, revenue from our Legacy Search business has been lower year over year since late in the fourth quarter of 2025. It declined further in the third quarter of 2026, to approximately $3.9 million from approximately $18.7 million in the third quarter of 2025. In August 2026, a component of Legacy Search revenue ceased. We do not expect Legacy Search revenue to return to historical levels, and it may decline further.

Because Legacy Search generates a higher gross margin and lower operating margin than Audience Modeling, lower Legacy Search revenue has also reduced our consolidated gross margin. In response to these declines, we reduced costs, including headcount, and Legacy Search revenue now approximately covers its direct operating costs. Our total full- and part-time employment declined 41%, from 80 at September 30, 2025 to 47 at September 30, 2026. In the third quarter of 2026, we also recorded impairment charges of $2.4 million on long-lived and intangible assets, principally those supporting the Legacy Search business. See Note 4 – Other Intangible Assets and Goodwill.

Investment focus on IntentKey.  We believe IntentKey is positioned to benefit from the aforementioned industry shifts for several reasons. First, because it is designed to operate as a privacy-safe decisioning layer that does not rely on cookies or persistent identifiers, it is not subject to the same rules and regulations that have penalized other legacy technologies that rely on identity-based advertising. Likewise, because IntentKey operates outside of the identity-based advertising platforms, including those platforms, such as walled gardens, that rely on captive, limited audiences, it has the ability to capture net-new customers more efficiently and overcome other inherent limitations presented by industry fragmentation. We further believe that the adoption of autonomous and AI-enabled workflows may increase demand for algorithmic software, like IntentKey, that can translate intent signals into real-time activation across programmatic environments. As a result, we are focused on development, marketing, sales, and other efforts aimed at driving growth of the IntentKey product.  As part of these efforts, we replaced most of our IntentKey sales team to support our new go-to-market strategy. The majority of these new sales representatives were hired in early summer 2026. Because of these changes and the length of time it takes to move a sale from prospect to revenue, new revenue generation was temporarily lower in the third quarter and is expected to remain low until the first part of 2027, when the summer new hires have completed a full sales cycle. To the extent we are successful in accelerating IntentKey revenue and that IntentKey becomes a larger portion of our overall revenue mix, we expect that direct operating margins will also increase, as Audience Modeling has historically yielded higher direct operating margins than our Legacy Search business.

Results of Operations

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Net Revenue	$6,802,036	$22,570,572	$(15,768,536)	(69.9)%	$22,264,645	$71,949,937	$(49,685,292)	(69.1)%
Cost of Revenue	3,812,452	6,002,423	(2,189,971)	(36.5)%	12,283,084	17,199,909	(4,916,825)	(28.6)%
Gross Profit	$2,989,584	$16,568,149	$(13,578,565)	(82.0)%	$9,981,561	$54,750,028	$(44,768,467)	(81.8)%

Net Revenue

Revenue for the three-month period ended September 30, 2026, decreased 69.9% and revenue for the nine-month period ended September 30, 2026, decreased 69.1% as compared to the same periods in 2025. The decreases were driven by declines of approximately 80% in Legacy Search revenue in both periods, resulting from the Bonfire Reset and the Forces Impacting the Industry described in Significant Business Trends above. Audience Modeling revenue was essentially flat for the nine months, at approximately $9.9 million in each period, but declined in the third quarter of 2026 compared with the third quarter of 2025. The decline was due to a temporary reduction in a key client’s campaign budget and lower new revenue as our new sales team works through the sales cycle, as discussed in Investment Focus on IntentKey in Significant Business Trends above. The client has since increased its budget, but not yet to the level before the reduction, and there can be no assurance that it will return to that level.

Cost of Revenue

Cost of revenue is composed of payments to website publishers and app developers that host advertisement as well as payments to advertising exchanges that provide access to digital inventory where we serve advertisements. The decrease in cost of revenue for the nine-month period ended September 30, 2026, compared to the same time period in 2025 was driven by a decrease in revenue from our Legacy Search clients. The resulting change in revenue mix drove gross margin lower to 44.8% compared to 76.1% in the same period last year. Our Legacy Search business historically carries higher gross margins as a lower proportion of its costs are recorded in cost of revenue, with a greater portion reflected in marketing and other operating expenses.

Operating Expenses

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2026	2025	Change	% Change	2026	2025	Change	% Change
Marketing costs	$1,410,615	$13,375,136	$(11,964,521)	(89.5%)	$4,896,380	$45,026,458	$(40,130,078)	(89.1%)
Compensation	2,049,736	3,145,125	(1,095,389)	(34.8%)	8,604,340	9,945,452	(1,341,112)	(13.5%)
General and administrative	1,885,285	1,717,591	167,694	9.8%	5,760,073	5,261,165	498,908	9.5%
Impairment of intangible and long-lived assets	2,448,750	$—	2,448,750	NM	2,448,750	$—	2,448,750	NM
Operating expenses	$7,794,386	$18,237,852	$(10,443,466)	(57.3%)	$21,709,543	$60,233,075	$(38,523,532)	(64.0%)

Marketing costs consist mostly of traffic acquisition (i.e., media) costs and include those expenses required to attract audiences to various web properties. Marketing costs for the three and nine months periods ended September 30, 2026, decreased compared to the same periods in 2025 due to the decline in revenue from Legacy Search.

Compensation expense decreased approximately $1.1 million and $1.3 million for the three and nine months periods ended September 30, 2026, compared to the same time periods in 2025. The decreases were primarily due to lower payroll from the cost-saving measures described in Significant Business Trends and lower incentive and commission accruals. They were partially offset by lower capitalized labor. Compensation expense included severance of $54 thousand and $1.4 million for the three and nine month periods ended September 30, 2026, respectively. Our total employment, both full- and part-time, was 47 at September 30, 2026, compared to 80 at September 30, 2025.

General and administrative costs for the three and nine months ended September 30, 2026 increased $0.2 million and $0.5 million, respectively, compared to the same period in 2025, primarily due to higher professional fees associated with our 2026 financing transactions.

In the third quarter of 2026, we recorded impairment charges of $2.4 million, consisting of $2,388,750 on the customer list, which has no remaining carrying value, and $60,000 on capitalized internal-use software. The charges resulted from the cessation in August 2026 of revenue from the customer relationship underlying the customer list. No goodwill impairment was recognized. See Note 4.

Financing expense, net

Financing expense, net, for the three and nine months ended September 30, 2026, was approximately $426 thousand and $931 thousand, respectively. The expense, net for the three months ended September 30, 2026 consisted of $178 thousand of contractual interest on the Streeterville Notes and $300 thousand of debt issuance costs related to the Notes, which were expensed under the fair value option, partially offset by $52 thousand of interest income. For the nine months ended September 30, 2026, financing expense, net included approximately $426 thousand of expenses related to the convertible note, which was repaid in June 2026. See Note 6 – Debt.

Finance expense, net, for the three and nine months ended September 30, 2025, was approximately $113,633 and $159,259, respectively.

Other income (loss), net

Other income (loss) was $279,700 and $5,569,472 for the three and nine months ended September 30, 2026, respectively.

Other income (loss) for the three months ended September 30, 2026, consisted primarily of a $278 thousand gain from the change in fair value of the Streeterville Notes. See Note 6 – Debt. The gain reflects a decrease in the estimated fair value of the Notes, driven primarily by the decline in our stock price. Other income (loss) for the nine months ended September 30, 2026 was due primarily to a $6.2 million class action settlement received in January 2026, representing a one-time, non-recurring cash inflow, partially offset by a combined $852 thousand charge related to the retirement of prior debts, as mentioned above.

Other income was $48,124 and $1,148,686 for the three and nine months ended September 30, 2025. During the nine months ended September 30, 2025, the Company received payments totaling $1,216,508 from the Internal Revenue Service ("IRS") in connection with amended filings submitted in May 2023 for Employee Retention Credits ("ERC") related to the first and second quarters of 2021. In March 2025, the Company received $610,352, of which $533,093 was recognized in Other income and $77,259 of interest was recorded in Financing expense, net. In June 2025, the Company received an additional $606,156, of which $525,085 was recognized in Other income and $81,071 of interest was recorded in Financing expense, net. In total, the Company recognized $1,058,178 in Other income and $158,330 in interest income related to the ERC payments during the nine months ended September 30, 2025.

Liquidity and Capital Resources

Our principal sources of liquidity are cash on hand, the release of restricted cash under our Note Purchase Agreement with Streeterville, and sales of our common stock.

In connection with entering into the Note Purchase Agreement, we used approximately $3.8 million of the A-1 Note proceeds to retire our outstanding convertible promissory note, including accrued interest, and we terminated our Financing Agreement with SLR.

The $6.2 million of B Note proceeds were deposited into an account at Lakeside Bank held by our wholly owned subsidiary, INUV Holdings, LLC, under a Deposit Account Control Agreement (the "DACA") with Streeterville and Lakeside Bank. Funds held under the DACA are not available for general corporate purposes and are released only in connection with a permitted Note Exchange. The July 1, 2026 Offering satisfied the Qualified Equity Offering condition and entitled us to a $1.2 million Note Exchange and a corresponding release from the DACA. We completed this Note Exchange on October 27, 2026, and $1.2 million was released to our operating account the subsequent day. As of September 30, 2026, $6.2 million remained subject to the DACA. Of that, $1.2 million is classified as current restricted cash and $5.0 million as non-current restricted cash.

On January 29, 2026, we received gross proceeds of approximately $6.2 million in connection with a class action settlement. These proceeds represented a one-time, non-recurring source of liquidity and are not expected to recur in future periods.

On May 7, 2024, we entered into the ATM Agreement with Wainwright to sell shares of our common stock, par value $0.001 per share, having an aggregate sales price of up to $15 million, from time to time, through an "at the market offering" program under which Wainwright acts as sales agent. We will pay Wainwright a commission rate of up to 3.0% of the aggregate gross proceeds from each sale. For the nine-month period ended September 30, 2026, we have not sold any shares of common stock under the ATM Agreement. As of September 30, 2026, approximately $13.8 million remained available for issuance under the ATM Agreement, based on cumulative gross sales of shares under the program to date. We suspended the ATM Agreement and terminated the continuous offering by us under the associated prospectus supplement. We will not make any sales of Common Shares pursuant to the ATM Agreement, unless and until a new prospectus is filed and the expiration of a 180-day lockup period following completion of the Offerings.

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

The Offerings closed on July 1, 2026, for aggregate gross proceeds of approximately $3.0 million, before deducting placement agent fees and offering expenses of $0.3 million. In connection with the Offerings, we suspended the ATM Agreement and terminated the continuous offering by us under the associated prospectus supplement. We will not make any sales of Common Shares pursuant to the ATM Agreement, unless and until a new prospectus is filed and the expiration of a 180-day lockup period following completion of the Offerings.

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

As of September 30, 2026, we have over $1.0 million in unrestricted cash and cash equivalents and $6.2 million in restricted cash held pursuant to the DACA described above, for total cash, cash equivalents, and restricted cash of approximately $7.3 million. Our net working capital deficit was approximately $4.4 million. Our investing activities totaled $0.8 million for the nine-month period ended September 30, 2026, primarily consisting of internally developed software costs, largely comprised of fixed labor costs, along with other capitalized expenditures. We have encountered recurring losses and cash outflows from operations, which historically we have funded through equity offerings and debt facilities. Through September 30, 2026, our accumulated deficit was $185.4 million.

Our recurring operating losses, our working capital deficit of approximately $4.4 million as of September 30, 2026, decline in Legacy Search revenue, and contractual debt obligations, including Streeterville's right to redeem up to $750,000 per month under the A Notes beginning March 29, 2027, have resulted in substantial doubt about our ability to continue as a going concern for one year after the date these condensed consolidated financial statements are issued.

Management has implemented several measures to improve liquidity, reduce operating costs, and support the Company's long-term financial position. These measures include reducing headcount from 80 employees as of September 30, 2025, to 47 employees as of September 30, 2026, completing the sale of certain proprietary software and a related advertising account for $450,000 in October 2026, and completing a $1.2 million Note Exchange that resulted in the release of previously restricted cash for general corporate purposes.

In addition, management continues to evaluate opportunities to raise additional capital through equity or debt financing arrangements, implement further cost reductions, and expand revenue within its Audience Modeling business. While these initiatives are intended to strengthen the Company's liquidity position and support its ongoing operations, there can be no assurance that additional financing will be available on acceptable terms, that planned operating improvements will be achieved, or that these measures will generate sufficient liquidity to meet the Company's obligations as they become due.

Accordingly, management has concluded that substantial doubt about the Company's ability to continue as a going concern has not been alleviated. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which assumes the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash Flows

The table below sets forth a summary of our cash flows for the nine months ended September 30, 2026 and 2025:

	For the Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(2,943,115)	$(1,807,308)
Net cash used in investing activities	$(818,840)	$(1,240,992)
Net cash provided by financing activities	$8,179,738	$3,968,636

Cash Flows - Operating

Net cash used in operating activities was $2,943,115 during the nine months ended September 30, 2026. We reported a net loss of $7,100,695, which included the receipt of approximately $6.2 million in non-recurring settlement proceeds during the period, non-cash charges for impairment of $2,448,750, depreciation and amortization expense of $1,544,889 and stock-based compensation expense of $800,878. The change in operating assets and liabilities during the nine months ended September 30, 2026 was a net use of cash of $1,862,016 primarily due to a decrease in accounts payable of $3,014,815 and a decrease of accrued liabilities and other liabilities of $412,300, partially offset by a decrease in accounts receivable of $1,781,261. Our Legacy Search terms are such that we generally collect receivables prior to paying trade payables. However, our Media sales arrangements typically have slower payment terms than the terms of related payables.

During the comparable nine-month period in 2025, cash used in operating activities was $1,807,308 from a net loss of $4,501,648 and included non-cash expenses of depreciation and amortization expense of $1,685,756 and stock-based compensation expense of $842,887. The change in operating assets and liabilities during the nine months ended September 30, 2025 was a net use of cash of $48,874 primarily due to a decrease in accounts receivable of $2,611,148 offset by a decrease in accounts payable of $765,360, and a decrease of accrued liabilities and other liabilities of $1,636,113 .

Cash Flows - Investing

Net cash used in investing activities was $818,840 for the nine months ended September 30, 2026, and consisted primarily of capitalized internal development costs.

Net cash used in investing activities was $1,240,992 for the nine months ended September 30, 2025, and consisted primarily of capitalized internal development costs.

Cash Flows - Financing

Net cash provided by financing activities was $8,179,738 during the nine months ended September 30, 2026, and was primarily from the proceeds from the Note Purchase Agreement as discussed in Note 6 - Debt.

Net cash provided by financing activities during the nine months ended September 30, 2025 was $3,968,636, and was primarily due to the utilization of our Financing Agreement as discussed in Note 6 - Debt.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses during the reported periods. The estimates and assumptions that management makes affect the reported amounts of assets, liabilities, net revenues and expenses and disclosure of contingent assets and liabilities. The estimates and assumptions used are based upon management’s regular evaluation of the relevant facts and circumstances as of the date of the condensed consolidated financial statements. Actual results may differ from the estimates and assumptions used in preparing the accompanying condensed consolidated financial statements, and such differences could be material. Our significant accounting policies related to Revenue Recognition, Equity-Based Compensation, Capitalized Software Costs, Goodwill, Long-lived Assets and others are described in Note 2 – of this report and in our Annual Report on Form 10-K for the year ended December 31, 2025.

Impairment of goodwill and long-lived assets. We test goodwill for impairment annually as of December 31, and between annual tests when events indicate that the fair value of our single reporting unit may be below its carrying amount. We test long-lived assets when events indicate their carrying amounts may not be recoverable. Because of the decline in Legacy Search revenue, including the cessation in August 2026 of revenue from the customer relationship underlying the customer list, we performed interim tests as of September 30, 2026. We recorded $2.4 million of impairment charges on long-lived and intangible assets and no goodwill impairment. We estimated the reporting unit’s fair value using the guideline public company method of the market approach and a 20% control premium. Fair value exceeded the $16.2 million carrying amount by approximately 26%. A decline in our share price to approximately $0.34, about 39% below the September 30, 2026 price of $0.56, would eliminate this excess.

Fair value of notes payable. We elected the fair value option for the Streeterville Notes and estimate their fair value using a Monte Carlo simulation model that incorporates significant unobservable inputs, including discount rates, probability of default, recovery rates, stock price volatility, and the expected timing of redemptions. Changes in these assumptions may materially affect the estimated fair value of the Notes. Changes in fair value are recognized in other income (expense), net, except for changes attributable to instrument-specific credit risk, which are recognized in other comprehensive income.

Off Balance Sheet Arrangements

As of September 30, 2026, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The term "off-balance sheet arrangement" generally means any transaction, agreement or other contractual arrangement to which an entity unconsolidated with us is a party, under which we have any obligation arising under a guarantee contract, derivative instrument or variable interest or a retained or contingent interest in assets transferred to such entity or similar arrangement that serves as credit, liquidity or market risk support for such assets.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2026, the end of the period covered by this report, our management concluded their evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. As of the evaluation date, our Chief Executive Officer and Chief Financial Officer concluded that we maintain disclosure controls and procedures that are effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods prescribed by SEC rules and regulations, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We rely on four customers for a significant portion of our revenues. We are reliant upon four customers for most of our revenue. For the three-month period ending September 30, 2026, four customers accounted for 15.4%, 12.6%, 17.2%, and 37.7% of  our overall revenue and for the nine-month period ended September 30, 2026, 14.1%, 17.3%, 17.1% and 33.3% of our overall revenue, respectively.  For the three-month period ending September 30, 2025, two Legacy Search customers accounted for 62.8% and 19.6% of our overall revenue, respectively and for the nine-month period ended September 30, 2025, 66.9% and 18.8% of our overall revenue, respectively. The amount of revenue we receive from these customers is dependent on a number of factors outside of our control, including changes in the respective customer's advertising budget, both in terms of allocated dollars and media mix, financial resources of the customers, as well as general economic conditions. We would likely experience a significant decline in revenue and our business operations could be significantly harmed if these customers do not continue to utilize our services. Additionally, our business operations and financial condition could be significantly harmed if these customers do not pay for our services on a timely basis. The loss of any of these customers or a material change in the revenue or gross profit they generate or their failure to timely pay us for our services would have a material adverse impact on our business, results of operations and financial condition in future periods.

Our Legacy Search business has experienced significant revenue declines, and we may not be successful in restoring historical revenue levels or profitability. Our Legacy Search business has experienced significant revenue declines resulting primarily from changes in the search marketplace, including evolving compliance requirements, traffic quality standards, and monetization dynamics associated with third-party advertising platforms. For the three months ended September 30, 2026, total revenue decreased to $6.8 million from $22.6 million for the comparable period in 2025, with Legacy Search representing 56.6% and 82.8% of total revenue, respectively. For the nine months ended September 30, 2026, total revenue decreased to $22.3 million from $71.9 million for the comparable period in 2025, with Legacy Search representing 55.3% and 86.2% of total revenue, respectively.

Although Audience Modeling represents an increasing percentage of our overall revenue mix, there can be no assurance that growth in this business will be sufficient to offset any further declines in Legacy Search revenue. We have implemented operational, compliance, and cost-reduction initiatives intended to adapt to changing market conditions; however, these measures may not be sufficient to restore historical revenue levels, margins, or profitability.

If monetization rates decline further, traffic volumes continue to decrease, or third-party platform requirements evolve in ways that adversely affect our business model, our revenue, operating results, and cash flows could continue to be negatively impacted. Additionally, continued declines in Legacy Search revenue may require further reductions in operating expenses, personnel, or other operational adjustments, which could adversely affect our financial condition and ability to execute our business strategy.

We may be required to make substantial redemption payments under our Notes, and our failure to satisfy those obligations could have a material adverse effect on our liquidity and financial condition. Beginning March 29, 2027, Streeterville may redeem up to $750,000 of our A Notes per month at its discretion. Beginning December 29, 2026, it may also redeem amounts under any of our Notes if our stock trades above a specified price. Each redemption includes yield maintenance equal to interest through maturity. If any A Note balance remains outstanding on December 29, 2026, a monitoring fee of approximately 17.6%, or about $1.0 million in total, will be added to the A Notes. A portion of our cash is restricted under a deposit account control agreement in favor of Streeterville and is not available to fund these payments. If our operating cash flow and unrestricted cash are insufficient to meet redemption demands, we could default under the Notes. That would allow Streeterville to accelerate them and enforce its security interest in substantially all of our assets. See Note 6 – Debt.

There is substantial doubt about our ability to continue as a going concern. We have incurred significant operating losses and negative operating cash flows, and our Legacy Search revenue has declined substantially and is not expected to recover to its historical rates. As described in Note 1, these conditions, together with our obligations under the Notes, raise substantial doubt about our ability to continue as a going concern, and our plans do not alleviate that doubt. Without additional financing, our cash may be insufficient to fund operations within the next twelve months. This uncertainty may make financing more difficult or costly to obtain, and any equity financing may be substantially dilutive. It may also cause customers, partners and vendors to lose confidence in us. A failure to make required payments under the Notes would permit Streeterville to accelerate the Notes and enforce its security interest in substantially all of our assets. A delisting of our common stock would also be a trigger event under the Notes. If we cannot continue as a going concern, stockholders could lose all or part of their investment.

We may not be able to maintain the listing of our common stock on the NYSE American. Our common stock has traded below $1.00 per share. The NYSE American may immediately suspend trading and begin delisting proceedings if our stock trades at levels it views as abnormally low, generally below $0.10 per share. Beginning July 1, 2027, it will also do so if our stock closes below $0.25 per share on any trading day, with no cure period. Its rules also limit our ability to use reverse stock splits to regain compliance. In addition, our stockholders’ equity of $6.3 million at September 30, 2026 is only slightly above the $6.0 million minimum that applies to companies with losses in each of their five most recent fiscal years, and continued losses could cause us to fall below it. Delisting would be a trigger event under the Notes, permitting Streeterville to accelerate the Notes and enforce its security interest in substantially all of our assets, and could also reduce the liquidity and price of our common stock and limit our ability to raise capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 1, 2026, in a private placement concurrent with our registered direct offering, we issued Class A and Class B common stock purchase warrants to purchase an aggregate of 5,937,628 shares of common stock and placement agent warrants to purchase 148,441 shares of common stock. The information required by Item 701 of Regulation S-K for these issuances was previously reported in Item 3.02 of our Current Report on Form 8-K filed with the SEC on July 1, 2026. There were no other unregistered sales of equity securities during the quarter ended September 30, 2026.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY AND DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

Trading Plans

During the three months ended September 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

No.	Exhibit Description	Form	Date Filed	Number	Filed or Furnished Herewith
3(i).1	Articles of Incorporation, as amended	10-KSB	3/1/04	4
3(i).2	Amended to Articles of Incorporation filed March 14, 2005	10-KSB	3/31/06	3.2
3(i).3	Articles of Merger between Inuvo, Inc. and Kowabunga! Inc.	8-K	7/24/09	3.4
3(i).4	Certificate of Change Filed Pursuant to NRS 78.209	8-K	12/10/10	3(i).4
3(i).5	Certificate of Merger as filed with the Secretary of State of Nevada on February 29, 2012	10-K	3/29/12	3(i).5
3(i).6	Articles of Amendment to Amended Articles of Incorporation as filed on February 29, 2012	10-K	3/29/12	3(i).6
3(i).7	Articles of Amendment to Amended Articles of Incorporation as filed on October 31, 2019	10-Q	5/15/20	3(i).7
3(i).8	Certificate of Validation of Amendment to Amended Articles of Incorporation as filed October 16, 2020.	10-Q	11/9/20	3(i).8
3(i).9	Articles of Amendment to Articles of Incorporation as filed January 7, 2021	10-K	2/11/21	3(i).9
3(i).10	Articles of Amendment to Articles of Incorporation as filed on August 19, 2021	10-Q	11/12/21	3(i).10
3(ii).1	Second Amended and Restated By-Laws	8-K	5/22/23	3(ii).1
4.1	Form of Class A Common Warrant	8-K	7/1/26	4.1
4.2	Form of Class B Common Warrant	8-K	7/1/26	4.2
4.3	Form of Pre-Funded Warrant	8-K	7/1/26	4.3
4.4	Form of Placement Agent Warrant	8-K	7/1/26	4.4
10.1	Consulting Agreement, dated August 16, 2026, between Inuvo, Inc. and Wallace D. Ruiz	8-K	8/11/26	10.1
10.2	Employment Agreement, dated August 10, 2026, between Inuvo, Inc. and Derric Ciccone	8-K	8/11/26	10.2
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer				Filed
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer				Filed
32.1	Section 1350 certification of Chief Executive Officer				Furnished
32.2	Section 1350 certification of Chief Financial Officer				Furnished
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	The cover page for Inuvo, Inc.’s quarterly report on Form 10-Q for the period ended September 30, 2026, formatted in Inline XBRL (included with Exhibit 101 attachments).				Filed

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Inuvo, Inc.

November 13, 2026	By:	/s/ Robert C. Buchner
Robert C. Buchner,
Chief Executive Officer (principal executive officer)

November 13, 2026	By:	/s/ Derric Ciccone
Derric Ciccone,
President, Chief Financial Officer and Secretary (principal financial officer)

November 13, 2026	By:	/s/ Aleesha Parris
Aleesha Parris,
Chief Accounting Officer (principal accounting officer)

